Form 10-Q
period 1996-03-31
TRANSMEDIA EUROPE INC
filed 1996-05-15
CIK 906908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          MARCH 31, 1996
                                ------------------------------

                         Commission file number  0-24404
                                                --------

                             TRANSMEDIA EUROPE, INC.
    -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                          13-3701141
 -------------------------------                       -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation of organization)                           Identification No.)


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0704
              ----------------------------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                   Yes /X/       No / /


The number of Shares outstanding of the issuer's common stock, $.00001 par value, as of May 10, 1996: 11,426,680

                                      INDEX

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------


PART I : CONDENSED FINANCIAL INFORMATION

ITEM 1 ..........................................................................................      Pages 1-9
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three month periods ended and six month periods ended March 31, 1996 (unaudited) and March 31, 1995
(unaudited).

Condensed Consolidated Balance Sheets as at:
- - September 30, 1995
- - March 31, 1996 (unaudited).

Condensed Consolidated Statements of Cash Flows for the six month periods ended
March 31, 1996 (unaudited) and March 31, 1995 (unaudited).

Consolidated Statement of Stockholders' Equity for the three month periods ended
March 31, 1996 (unaudited) and December 31,1995 (unaudited).

Notes to the Condensed Consolidated Financial Statements

ITEM 2 ..........................................................................................    Pages 10-13
Management's Discussion and Analysis of Financial
Condition and Results of Operations



PART II:  OTHER INFORMATION .....................................................................        Page 14



SIGNATURES ......................................................................................        Page 15

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

PART I: CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1995 Form 10-K filing. The statements are unaudited but reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the company's financial position and the results of operations. The operating results for any interim period presented are not necessarily indicative of the results to be expected for the full year.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- --------------------------------------------------------------------------------

                                               Three months        Three months        Six months         Six months
                                                      ended               ended             ended              ended
                                                  March 31,           March 31,         March 31,          March 31,
                                                       1995                1996              1995               1996
                                                (unaudited)         (unaudited)       (unaudited)        (unaudited)
                                               ------------       -------------      ------------       ------------
Revenues                                       $   944,087        $   726,930        $ 1,728,750        $ 1,524,204
Membership fees                                    162,319            131,415            268,443            277,432
Other income                                        25,000                  -             50,000                  -
                                               -----------        -----------        -----------        -----------

Total revenues and fees                          1,131,406            858,345          2,047,193          1,801,636

Cost of sales                                     (630,712)          (484,621)        (1,153,863)        (1,016,136)
                                               -----------        -----------        -----------        -----------

Gross profit                                       500,694            373,724            893,330            785,500

Selling, general and

administrative expenses                           (771,265)          (819,328)        (1,560,548)        (1,680,713)
                                               -----------        -----------        -----------        -----------

Loss from operations                              (270,571)          (445,604)          (667,218)          (895,213)

Share of losses of associated company                    -           (238,760)                 -           (300,000)

Interest income                                      6,568              5,743             15,738              8,096
                                               -----------        -----------        -----------        -----------
Loss before income taxes                          (264,003)          (678,621)          (651,480)        (1,187,117)

Income taxes                                             -                  -                  -                  -
                                               -----------        -----------        -----------        -----------
Net loss before preferred share dividends         (264,003)          (678,621)          (651,480)        (1,187,117)

Preferred share dividends                                -            (33,605)                 -            (67,210)
                                               -----------        -----------        -----------        -----------
Net loss after preferred share dividends       $  (264,003)       $  (712,226)       $  (651,480)       $(1,254,327)
                                               ===========        ===========        ===========        ===========

Loss per common and

common equivalent share                        $     (0.02)       $     (0.06)       $     (0.06)       $     (0.11)

Weighted average number of
common and common

equivalent shares outstanding                   11,420,680         11,426,680         11,420,680         11,426,680
                                               ===========        ===========        ===========        ===========

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                          September 30,       March 31,
                                                                                   1995            1996
                                                                                             (unaudited)
                                                                             ----------      ----------
ASSETS

CURRENT ASSETS

      Cash (including temporary cash investments
      of  $ nil at March 31, 1996 and
      $ 730,767 at  September 30, 1995)                                      $  796,911      $    2,960

      Trade accounts receivable                                                 131,555         183,051

      Restaurant credits, (net of allowance for irrecoverable
      credits of  $ 173,157 at March 31,1996 and of $127,557
      at September 30, 1995)                                                  1,392,571       1,433,575

      Lease deposits                                                             66,400          63,080

      Amounts due from related parties (note 3)                                 709,585         570,313

      Other current assets                                                       47,240         103,955
                                                                             ----------      ----------

TOTAL CURRENT ASSETS                                                          3,144,262       2,356,934

NON-CURRENT ASSETS

      Restaurant credits (net of allowance for irrecoverable credits of
      $ 230,000 at March 31, 1996 and  September 30, 1995)                      230,000         230,000
      (note 1c)

      Investment in and advances to associated company                          938,413         763,980

      Property and equipment  (net of accumulated
      depreciation  of $ 80,524 at March 31, 1996 and
      $ 64,366 at September 30, 1995)                                           103,893          94,683

      Intangible assets (net of accumulated
      amortisation of  $ 270,215 at March 31, 1996
      and $ 216,172 at September 30, 1995)                                    1,405,112       1,351,069
                                                                             ----------      ----------

TOTAL ASSETS                                                                 $5,821,680      $4,796,666
                                                                             ==========      ==========


See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                         September 30,         March 31,
                                                                                  1995              1996
                                                                                             (unaudited)
                                                                           -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Bank overdraft                                                       $   109,422       $    86,561
      Trade accounts payable                                                   322,901           236,450
      Deferred membership fee income                                           356,814           217,998
      Accrued liabilities                                                      303,203           581,476
      Amount due to related party                                              416,280           498,729
                                                                           -----------       -----------

      TOTAL CURRENT LIABILITIES                                              1,508,620         1,621,214

NON-CURRENT LIABILITIES

      Deferred license fee income                                              500,000           500,000
                                                                           -----------       -----------
      Total liabilities                                                      2,008,620         2,121,214
                                                                           -----------       -----------

STOCKHOLDERS' EQUITY

      Common stock, $.00001 par value per share
      Authorised 20,000,000 shares;
      11,426,680 issued and outstanding at March 31, 1996
      and September 30, 1995                                                       114               114

      6 1/2 % Convertible Preferred Shares, $0.01 par value per share
      Authorised 5,000,000 shares:
      590,857 issued and outstanding shares at March 31, 1996
      and  September 30,1995                                                     5,909             5,909

      Additional paid in capital                                             8,412,081         8,412,081

      Unearned compensation -restricted stock                                 (402,000)         (240,000)

      Accumulated deficit                                                   (4,213,404)       (5,467,731)

      Cumulative foreign currency translation
      adjustment                                                                10,360           (34,921)
                                                                           -----------       -----------

      Total stockholders' equity                                           $ 3,813,060       $ 2,675,452
                                                                           -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,821,680       $ 4,796,666
                                                                           ===========       ===========

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------

                                                         Six months        Six months
                                                              ended             ended
                                                          March 31,         March 31,
                                                               1995             1996
                                                        (unaudited)      (unaudited)
                                                         ---------       -----------
Cash flows from operating activities
   - Net loss before preferred share dividends           $(651,480)      $(1,187,117)

Adjustment to reconcile net loss to net
cash used in operating activities:
   - Depreciation and amortisation                          70,858            75,052
   - Amortisation of unearned compensation                 162,000           162,000
   - Provision for irrecoverable restaurant credits         55,300            45,600
   - Share of losses of associated company                       -           300,000

Changes in assets and liabilities
   - Trade accounts payable                                 83,224           (60,619)
   - Accrued liabilities                                    22,246           249,316
   - Deferred advances                                      (1,022)                -
   - Restaurant credits                                   (215,254)         (216,410)
   - Trade accounts receivable                             (22,669)          (62,020)
   - Lease deposits                                           (724)            3,320
   - Other current assets                                    8,694           (56,715)
   - Deferred membership fees                             (124,082)         (110,270)
                                                         ---------       -----------
Net cash used in operating activities                     (612,909)         (857,863)

Cash flows from investing activities
   - Loans to related parties                             (315,094)         (178,564)
   - Repayment of related party loans                       96,000           317,836
   - Receipts from related parties                         150,000           250,000
   - Charges to related parties                                  -          (167,551)
   - Purchase of equipment                                       -           (20,110)
   - Loan to associated company                                  -          (125,567)
   - Payment of preferred share dividends                        -           (13,998)
                                                         ---------       -----------
Net cash (used in)/provided by investing activities        (69,094)           62,046

Cash flows from financing activities
   - Bank overdraft                                         73,027           (14,107)
                                                         ---------       -----------
Net cash from financing activities                           3,933            47,939

Effect of foreign currency on cash                          27,125            15,973
                                                         ---------       -----------
Net (decrease) in cash and temporary
cash investments                                          (581,851)         (793,951)

Cash and temporary cash investments
at beginning of period                                     892,435           796,911

Cash and temporary cash investments                      ---------       -----------
at end of period                                         $ 310,584       $     2,960
                                                         =========       ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for income taxes and interest for each of the periods presented.

See accompanying notes to the condensed consolidated financial statements.

TRANSMEDIA EUROPE, INC.
Consolidated Statement of Stockholders' Equity (unaudited)

                               NUMBER OF   COMMON  NUMBER OF  PREFERRED   ADDITIONAL
                            COMMON SHARES   STOCK  PREFERRED      STOCK     PAID- IN
                                   SHARES                                    CAPITAL
Balance September 30, 1995     11,426,680    $114    590,857      $5,909  $8,412,081

Net loss after preferred
share dividends                         -       -          -           -           -
Compensation expense -
restricted stock                        -       -          -           -           -

                               ----------    ----    -------      ------  ----------
Balance December 31, 1995      11,426,680     114    590,857       5,909   8,412,081

Net loss after preferred
share dividends                         -       -          -           -           -
Effect of foreign currency
translation                             -       -          -           -           -
Compensation expense -

restricted stock                        -       -          -           -           -
                               ----------    ----    -------      ------  ----------
Balance March 31, 1996         11,426,680    $114    590,857      $5,909  $8,412,081
                               ==========    ====    =======      ======  ==========

                                    CUMULATIVE           UNEARNED   ACCUMULATED        TOTAL
                              FOREIGN CURRENCY       COMPENSATION       DEFICIT
                                   TRANSLATION   RESTRICTED STOCK
                                    ADJUSTMENT
Balance September 30, 1995            $ 10,360         $(402,000)  $(4,213,404)   $3,813,060

Net loss after preferred
share dividends                              -                 -      (542,101)     (542,101)
Compensation expense -
restricted stock                             -            81,000             -        81,000

                                      --------         ---------   -----------    ----------
Balance December 31, 1995               10,360          (321,000)   (4,755,505)    3,351,959

Net loss after preferred
share dividends                              -                 -      (712,226)     (712,226)
Effect of foreign currency
translation                            (45,281)                -             -       (45,281)
Compensation expense -

restricted stock                             -            81,000             -        81,000
                                      --------         ---------   -----------    ----------
Balance March 31, 1996                $(34,921)        $(240,000)  $(5,467,731)   $2,675,452
                                      ========         =========   ===========    ==========


See accompanying notes to the condensed financial statements.

TRANSMEDIA EUROPE, INC.
Notes to the Condensed Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation

         The consolidated balance sheet as of September 30, 1995 was derived from the Company's audited financial statements.

         The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for any interim period presented are not necessarily indicative of the results to be expected for the full year.

         The Company filed a registration statement with the Securities and Exchange Commission that was declared effective on August 8, 1994.

(b)      Description of business

         Transmedia Europe, Inc. ('the Company') was incorporated in Delaware on February 9, 1993.

         The Company's main business activity through its wholly owned subsidiary company, Transmedia UK plc, is to make 'cash advances' to restaurants for food and beverage credits from certain participating restaurants, which are then recovered as the Company's cardholders utilise their restaurant charge cards (see note 1(c)). Presently, the Company's sole area of operations is in the United Kingdom, although a joint venture has been established for future operations in France .

         The Company has been granted a license, (the 'Transmedia License'), to operate a specialised restaurant charge card business in Europe, Turkey and the countries of the former U.S.S.R. by Transmedia Network Inc. ('Network'), a corporation which is incorporated in the United States of America. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ('Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the President, Chief Executive Officer, Chief Financial Officer and Director of the Company (see note 3).

         As of March 31, 1996, Transmedia Europe, Inc. had equity interests in the following companies:

         Name                                    Country of Incorporation     % Owned
         Transmedia Europe plc                   United Kingdom               100
         Transmedia UK plc                       United Kingdom               100
         Transmedia UK Inc.                      United States of America     100
         Transmedia La Carte Restaurant S.A      France                        50

         On April 19, 1996 Transmedia La Carte Restaurant S.A. completed a rights issue of common stock. The Company declined to subscribe, accordingly its interest has been reduced to 33%.

TRANSMEDIA EUROPE, INC.
Notes to the Condensed Consolidated Financial Statements

(c)      Restaurant Credits

         Restaurant credits represent the total advances made to participating restaurants in exchange for credits less the amount by which these credits are recouped by the Company as a result of Company cardholders utilising their cards at participating restaurants. The amount by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilised by cardholders.

         The amount of funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilise their restaurant charge card at the respective restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect of the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

(d)      Membership Fees

         Membership fees collected are deferred and are recognized as revenue in equal monthly instalments.

(e)      License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1995 or at March 31, 1996.

2.       INVESTMENT IN AND ADVANCES TO ASSOCIATED COMPANY

         The investment in and advances to Transmedia La Carte Restaurant S.A. consists of the following:

                                                   Total           Cost of  Share of losses        Loan
                                                   -----           -------  ---------------        ----
                                                                investment
                                                                ----------

         Cost of investment                    $1,500,000       $1,500,000        $       -    $      -
         Less: Share of license fee              (500,000)        (500,000)               -           -

         Share of losses to September 30,
         1995                                     (92,455)               -          (92,455)          -
         Amounts loaned                            30,868                -                -      30,868
                                               ----------       ----------        ---------    --------
         Balance September 30, 1995               938,413        1,000,000          (92,455)     30,868

         Share of losses for period              (300,000)               -         (300,000)          -
         Amounts loaned                           125,567                -                -     125,567
                                               ----------       ----------        ---------    --------
         Balance March 31, 1996                $  763,980       $1,000,000        $(392,455)   $156,435
                                               ==========       ==========        =========    ========

         On April 19, 1996 Transmedia La Carte Restaurant S.A. completed a rights issue of common stock. The Company declined to subscribe, accordingly its interest has been reduced to 33%.

TRANSMEDIA EUROPE, INC.

Notes to the Condensed Consolidated Financial Statements

3.       RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of the following:

                                                                                  September 30,      March 31,
                                                                                           1995           1996
         E Guinan III                                                                  $335,897       $390,739
         Conestoga Partners Inc.                                                        113,851        126,373
         International Advance Inc                                                      259,837         53,201
                                                                                       --------       --------
                                                                                       $709,585       $570,313
                                                                                       ========       ========

         The above loans are unsecured and non interest bearing. Information regarding the activity with respect to the amounts due from related parties is as follows:

                                                                   E Guinan III       Conestoga  International
                                                                   ------------       ---------  -------------
                                                                                       Partners        Advance
                                                                                       --------        -------
         Balance at September 30, 1995                                 $335,897        $113,851      $ 259,837
         Additions                                                      146,042          12,522         20,000
         Amounts collected                                              (91,200)              -       (226,636)
                                                                       --------        --------      ---------
         Balance on March 31, 1996                                     $390,739        $126,373      $  53,201
                                                                       ========        ========      =========

         Amounts due to related parties consist of the following:

                                                                                  September 30,      March 31,
                                                                                           1995           1996
                                                                                           ----           ----
         Transmedia Asia Pacific Inc                                                   $416,280       $498,729
                                                                                       ========       ========

         The above loan is unsecured and non interest bearing and is repayable on demand. Information regarding the activity with respect to the amounts due to related parties is as follows:


         Balance at September 30, 1995                                                $ 416,280
         Additions                                                                      250,000
         Amounts Charged                                                               (167,551)
                                                                                      ---------
         Balance at March 31, 1996                                                    $ 498,729
                                                                                      =========

ITEM 2

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

GENERAL

The Company was formed in February 1993 and began business operations in October 1993. The Company acquired in May 1993, the rights to exploit, as the exclusive licensee of Network, the operation of The Restaurant Card throughout the Licensed Territories. Currently, the Company has operations in the UK and is a participating shareholder Transmedia La Carte Restaurant S.A., a French company which began the operation of the Restaurant Card in France in June 1995 and launched its program in May 1996. The company intends to expand into other countries through subsidiaries or through the granting of franchises, sub-licenses or joint ventures.

The Restaurant Card was successfully launched in the UK through a promotion with the Financial Times in early 1994. Similar promotions have followed with The Times of London in early 1995 and the Sunday Times in Summer 1995. The financial results for the year ended September 30, 1994 primarily reflect the start up costs involved in preparing the Company for the Financial Times promotion and the initial activity following such promotion. Association with the Financial Times, The Times of London and the Sunday Times has provided The Restaurant Card in particular and the Company's business in general with an enhanced profile in the United Kingdom business community.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated, and is demonstrated in the financial results for the three month and six month periods ended March 31, 1996 and 1995. Management believes that this phase has been expedited by The Financial Times promotion, both in respect of the number of Company Cardholders and the number of Company Participating Restaurants. The promotion with The Times of London in January 1995 and the on-going promotion with the Sunday Times has produced approximately 9,500 Cardholders which was offset by a loss of approximately 4,500 Cardholders gained from earlier promotions. The Company is developing other promotion programs, some of which may be substantial, to increase the number of Company Cardholders. These promotions are moving into new areas such as joint marketing campaigns with high street banks, credit card companies and department chain stores. Our partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing these campaigns for launch is taking considerably longer than was initially anticipated. The success of the Company is dependent upon increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. As of March 31, 1996 the Company had approximately 19,000 Company Cardholders and 490 Company Participating Restaurants.

INVESTMENT IN TRANSMEDIA LA CARTE RESTAURANT S.A.

On June 30,1995 the Company announced the establishment of Transmedia La Carte Restaurant S.A ("Transmedia France"), in which it would be a major shareholder, to operate the Restaurant Card in France. As of May 1996 Transmedia France had met all the requirements necessary to operate the Restaurant Card in France including qualification as a bank under rules promulgated by the Bank of France. The total share capital of Transmedia France is 25,000,000 Ffr (approximately $5,000,000) of which the Company has invested 9,000,000 Ffr (approximately $1,660,000).

The Company granted a sub-license to operate the Restaurant Card in France to Conestoga Partners Inc for a fee of $1,000,000, which has been paid. The sub-license has subsequently been transferred to Transmedia France for the same consideration. The Transmedia License requires the payment of a royalty to Network in the event that the Company opens in another country, being the greater of $250,000 or 25% of the initial fee and $250,000 was paid during the year ended September 30, 1995. Under the terms of the sub-license agreement the Company will receive, quarterly in arrears, a royalty from Transmedia France of 5% of gross sales of which 2% will be paid to Network.

The shareholders agreement provides for "put" and "call" options. The Company has a call option to acquire 100% of Transmedia France in the fourth year of operations at a price based upon a valuation equal to ten times operating cash flows. The joint venture partners have put options in years 2 and 4. The basis for valuation under the year 2 option is equal to 120% of capital invested and under the year 4 option is equal to ten times operating cash flows.

ITEM 2
                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------


Since the Restaurant Card business is considered to be a banking activity which under French law requires a banking license, Transmedia France applied for and was granted the banking license necessary for its operations. Among the other shareholders of Transmedia France is the French bank, Societe Generale, which owns a 10% interest in Transmedia France purchased from existing shareholders. Management considers the successful grant of the bank license to have been a significant accomplishment since, in addition to authorising operations in France, it may establish a precedent throughout the rest of the European Union making further expansion into other countries easier.

Transmedia France has established offices in Paris with a current staff of 12. A promotion to launch the Restaurant Card in Paris has been agreed with Les Echos, France's leading daily financial newspaper. A test launch to 200 cardholders is being used to evaluate systems, especially the newly developed swipe card facility, prior to the main launch. The company has recruited approximately 130 restaurants in Paris.

On April 19, 1996 Transmedia France completed a rights issue of common stock. The Company declined to subscribe, accordingly its interest has been reduced to 33%.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995

For the three months ended March 31, 1995 the company generated revenues of $944,087 (an increase of 76% over 1994) exclusive of membership fees of $162,319 and other income of $25,000 (other income represents the nonrefundable deposit received for a 90 day extension on the option to acquire the franchise for Belgium which has now lapsed). The revenue increase reflects the impact of The Times of London promotion and the activity of an enlarged cardholder base. Selling, general and administration expenses for the period were $771,265, including $62,155 of costs relating to The Times of London promotion. Excluding the promotion cost, selling, general and administration expenses have decreased by 3.9%.

Selling, general and administration expenses includes a general provision for irrecoverable restaurant credits of $56,150 ( 1994 - $nil) against which restaurant advances of $51,804 have been written-off as a result of restaurant failures.

THREE MONTHS ENDED MARCH 31, 1996

The Company generated revenues of $726,930 (a decrease of 23% over 1995) for the three months ended March 31, 1996. Comparison with the three months ended March 31, 1995 should take into account that the The Times promotion gave rise to a high level of non repeat business. In addition the UK restaurant market has been adversely affected by particularly poor weather during February. Resumption of the IRA bombing campaign also impacted badly on London restaurants. The Company continues to implement a number of card marketing campaigns with large size joint venture partners, the most recent of which are the Barclays Bank Premier, Gold and Corporate Card campaigns with a phased launch commencing April 30. Management is confident that these promotions will generate a significant increase in revenues in fiscal 1996. Membership fees for the three months ended March 31, 1996 were $131,415.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended March 31, 1996 amounted to $ 819,328 representing an increase of 6% over 1995, due to increased advertising and marketing expenditure.

During the three months ended March 31, 1996 Transmedia France incurred start-up costs of $ 477,520 consisting primarily of the legal and other professional costs of obtaining the banking license plus the staff costs, rent and other costs relating to the establishment of the Companys' business in Paris. The Company's share of losses amounted to $ 238,760.

The Company earned $ 5,743 for the period from the temporary investment of excess cash funds.

ITEM 2
                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------


No tax benefit has been recognised as the Company remains in a net operating loss carry forward position for income tax purposes.

SIX MONTHS ENDED MARCH 31, 1995

The Company generated revenues of $1,728,750 in the six months ended March 31,1995 excluding membership fees of $268,443 and other income of $50,000 (other income represents the non-refundable deposits received for two 90 days options to acquire the franchise for Belgium, which has now lapsed). The revenues reflect the activity generated by an existing Cardholder base and new cardholders obtained from The Times of London promotion. Selling, general and administration expenses for this period were $1,560,548 and reflect the costs of operating the business for six months. The Company made a general provision for irrecoverable restaurant credits of $56,150 (1994 - $nil) against which restaurant advances of $ 51,804 have been written-off.

SIX MONTHS ENDED MARCH 31, 1996

Revenues for the six months ended March 31, 1996, exclusive of membership fees of $ 277,432, amounted to $ 1,524,204. Comparison with the six months ended March 31, 1995 should take into account that the The Times promotion gave rise to a high level of non repeat business. In addition adverse climatic conditions in February 1996 and public security concerns impacted badly on the London and provincial restaurant markets. The revenues were generated by approximately 19,000 Company Cardholders using The Restaurant Card in approximately 490 Company Participating Restaurants.

Selling, general and administrative expenses amounted to $ 1,680,713 for the six months ended March 31, 1996 representing an increase of 8% over 1995. This increase is attributable to both additional spending on marketing and advertising and the costs of adapting software systems for use by Transmedia France. These modifications are necessary to comply with French legislation.

During the six months ended March 31, 1996 Transmedia France incurred start-up costs of approximately $ 600,000 consisting primarily of the legal and other professional costs of obtaining the banking license plus the staff costs, rent and other costs relating to the establishment of the Companys' business in Paris. The Company's share of losses amounted to $ 300,000.

The Company earned $ 8,096 in the period from the temporary investment of excess cash funds.

No tax benefit has been recognised as the Company remains in a net operating loss carry forward position for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company was initially capitalised with 6,206,896 shares, (after giving retroactive effect to stock dividends,) for consideration of $500. On August 11, 1993, the Company issued 3,718,784 shares of common stock of which (i) 225,000 shares were issued to Conestoga, a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J. Guinan III, the President, Chief Executive Officer, Chief Financial Officer and Director of the Company, in consideration of costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 shares were issued to Network, as partial consideration for the purchase of the license; (iii) 275,000 shares were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the license; and (iv) the remaining 2,722,500 shares were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993, of the cash proceeds of $2,722,500, $850,000 was paid to

ITEM 2
                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------


Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to the Company for use as working capital in respect of the utilisation by the Company of its rights under the License Agreement. Initially available funds have been used for operations of the Company in the United Kingdom

In February 1994, the Company completed a second private placement of 700,000 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement are being used as working capital in respect of the utilisation by the Company of its rights under the License Agreement. In addition, the Company separately issued 10,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the second private placement in February 1994.

In July 1995 the Company issued 590,857 shares of 6 1/2 % Convertible Preferred Stock at a price of $3.50 per share. The net proceeds of $1,964,600 have been used to finance the Company's investment in France, of $1,660,000, and to provide working capital to existing operations.

Net cash used in operating activities for the six months ended March 31, 1996 and 1995 were $ 857,863 and $ 612,909 respectively of which $ 216,410 and $ 215,254 represents the net cash outflow for advances to Company Participating Restaurants. These cash outflows were funded by the 1994 issue of common stock which generated $2,031,097 and the 1995 issue of 6 1/2 % Convertible Preferred Stock.

The most significant investing activities for the six months ended March 31, 1996 and 1995 were loans to related parties of $ 178,564 and $ 315,094 respectively of which $ 317,836 and $ 96,000 respectively was repaid. A further $125,567 was invested in Transmedia France in the period.

The Restaurant Credits are generally unsecured and are recoverable only as Company Cardholders utilise The Restaurant Card at the respective Company Participating Restaurant. In a small number of cases, the Company may request a personal guarantee from the owner.

Generally, no other forms of collateral or security are obtained from restaurant owners. Recovery of Restaurant Credits as well as generation of gross profit from operations is strongly dependent upon the frequency of use by existing Company Cardholders of The Restaurant Card. The Company makes provisions for irrecoverable restaurant credits.

With the exception of the commitments made to the joint venture in France and those made under the license as disclosed above, the Company has not made any other significant capital commitment. The Company does not have an immediate plan to make other significant capital commitments related to the operation of its business in the United Kingdom.

During fiscal year 1996, based upon projected promotions by the Company, it is anticipated that additional funds will be required in order to support a higher level of restaurant advances. The required funds will be obtained by the Company from one or more sources including equity financings, bank loans or other debt financings, or the sale of other sub-licenses or franchises. While there can be no assurance of any such sources of funds or the terms upon which they may be obtained, the Company is confident that sufficient funds are available to meet its short term needs and will be available to meet its anticipated business expansion needs in the remainder of fiscal year 1996. In the immediate term funds will be obtained from International Advance Inc., a related company. Mr Edward J Guinan III, the Company's President, is the principal shareholder and an officer and director of International Advance, Inc.

INFLATION AND SEASONALITY

The Company does not believe that its operations have been materially influenced by inflation. The business of individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverages served. However, the Company at this time has no basis on which to project seasonal effects, if any, to its business as a whole.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------


PART II:  OTHER INFORMATION
Item 1 2, 3, 4 and 5

Item 1, 2, 3, 4 and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Exhibit and Reports on Form 8K

a)       Exhibits - none

b) Reports on Form 8K - no reports on Form 8K were filed during quarter ended March 31, 1996.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.



TRANSMEDIA EUROPE INC.





/s/E J Guinan
- ---------------
E J GUINAN
President

May 10, 1996

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule