Form 10-Q
period 1996-06-30
TRANSMEDIA EUROPE INC
filed 1996-08-14
CIK 906908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                                 -------------


                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number  0-24404
                                                -------

                            TRANSMEDIA EUROPE, INC.
                            -----------------------
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                              13-3701141
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization                               Identification No.)


                11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                -----------------------------------------------
              (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                            ------------------------
                        (Registrant's telephone number,
                              including area code)


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



The number of Shares outstanding of the issuer's common stock, $.00001 par value, as of August 12, 1996: 11,426,680

                                     INDEX


                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

PART I: CONDENSED FINANCIAL INFORMATION


ITEM 1 ...........................................................    Pages 3-11

Condensed Consolidated Financial Statements

Consolidated Statements of Operations for the three months ended June 30, 1996 (unaudited) and June 30,1995 (unaudited) and the nine months ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited)

Condensed Consolidated Balance Sheets as at:

- -    September 30, 1995

- -    June 30, 1996 (unaudited)

Consolidated Statements of Cash Flows for the three months ended June 30, 1996 (unaudited) and June 30,1995 (unaudited) and the nine months ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited)

Consolidated Statement of Stockholders Equity for the three month periods ended December 31, 1995 (unaudited), March 31,1996 (unaudited) and June 30, 1996 (unaudited)

Notes to the Condensed Consolidated Financial Statements

ITEM 2 ...........................................................   Pages 12-16

Management's Discussion and Analysis of Financial

Condition and Results of Operations


PART II:  OTHER INFORMATION ......................................       Page 17


SIGNATURES .......................................................       Page 18

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

PART I: CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.

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

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                        ENDED              ENDED              ENDED              ENDED
                                                       JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                         1995               1996               1995               1996
                                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenues                                              $   847,295        $   799,210        $ 2,576,045        $ 2,323,414
Membership fees                                           120,675            145,561            389,118            422,993
Other income                                                1,902                 --             51,902                 --
                                                      -----------        -----------        -----------        -----------
Total revenues and fees                                   969,872            944,771          3,017,065          2,746,407

Cost of sales                                            (563,501)          (532,807)        (1,717,364)        (1,548,943)
                                                      -----------        -----------        -----------        -----------
Gross profit                                              406,371            411,964          1,299,701          1,197,464

Selling, general and
administrative expenses                                  (650,258)          (924,295)        (2,210,806)        (2,605,008)
                                                      -----------        -----------        -----------        -----------

Loss from operations                                     (243,887)          (512,331)          (911,105)        (1,407,544)

Share of losses of associated company                          --           (126,504)                --           (426,504)

Interest income                                               192                 --             15,930              8,096
                                                      -----------        -----------        -----------        -----------

Loss before income taxes                                 (243,695)          (638,835)          (895,175)        (1,825,952)

Income taxes                                                   --                 --                 --                 --
                                                      -----------        -----------        -----------        -----------


Net loss before preferred share dividends                (243,695)          (638,835)          (895,175)        (1,825,952)

Preferred share dividends                                      --            (33,605)                --           (100,815)
                                                      -----------        -----------        -----------        -----------

Net loss after preferred share dividends              $  (243,695)       $  (672,440)       $  (895,175)       $(1,926,767)
                                                      ===========        ===========        ===========        ===========

Loss per common and
common equivalent share                               $     (0.02)       $     (0.06)       $     (0.08)       $     (0.17)

Weighted average number of
common and common equivalent shares outstanding        11,422,680         11,426,680         11,422,680         11,426,680
                                                      ===========        ===========        ===========        ===========

     See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                                                    JUNE 30,
                                                                               SEPTEMBER 30,            1996
                                                                                        1995     (UNAUDITED)
                                                                               -------------     -----------
Assets

CURRENT ASSETS

    Cash (including cash investment
    of $nil at June 30, 1996 and
    $730, 767 as September 30, 1995)                                            $  796,911       $       27

    Trade accounts receivable                                                      131,555          117,086

    Restaurant credits, (net of allowance for irrevocable
    credits of $184,791 at June 30, 1996 and of $127,557
    at September 30, 1995)                                                       1,392,571        1,185,156

    Lease deposits                                                                  66,400           64,118

    Amounts due from related parties (note 3)                                      709,585               --

    Other current assets                                                            47,240          103,727
                                                                                ----------       ----------

TOTAL CURRENT ASSETS

NON-CURRENT ASSETS

    Restaurant credits (net allowance for irrevocable credits of
    $230,000 at June 30, 1996 and September 30, 1995)
    (note 1c)                                                                      230,000          230,000

    Investment in and advance to associated company                                938,413          637,476

    Property and equipment (net of accumulated depreciation of $92,528 at
    June 30, 1996 and $64,366 at September 30, 1995)                               103,893           86,394

    Intangible assets (net of accumulated amortisation of $297,232 at
    June 30, 1996 and $216,172 at September 30, 1995)                            1,405,112        1,324,052
                                                                                ----------       ----------

TOTAL ASSETS                                                                    $5,821,680       $3,748,036
                                                                                ==========       ==========

     See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                                                      JUNE 30,
                                                                                SEPTEMBER 30,             1996
                                                                                         1995       (UNAUDITED)
                                                                                -------------       -----------
Liabilities and Stockholders' Equity

CURRENT LIABILITIES

    Bank overdraft                                                              $   109,422        $    62,647
    Trade accounts payable                                                          322,901            222,762
    Deferred membership fee income                                                  356,814            129,210
    Accrued liabilities                                                             303,203            617,519
    Amount due to related party                                                     416,280            624,651
                                                                                -----------        -----------

    TOTAL CURRENT LIABILITIES                                                     1,508,620          1,656,789

NON-CURRENT LIABILITIES

    Deferred license fee income                                                     500,000            500,000
                                                                                -----------        -----------

    Total liabilities                                                             2,008,620          2,156,789
                                                                                -----------        -----------

STOCKHOLDERS' EQUITY

    Common stock, $.00001 par value per share
    Authorized 20,000,000 shares; 11,426,680 issued and outstanding at
    June 30, 1996 and September 30, 1995                                                114                114

    6 1/2% Convertible Preferred Shares, $0.01 par value per share
    Authorized 5,000,000 shares; 590,857 issued and outstanding shares at
    June 30, 1996 and September 30, 1995                                              5,909              5,909

    Additional paid in capital                                                    8,412,081          8,412,081

    Treasury Stock                                                                       --           (517,112)

    Unearned compensation-restriction stock                                        (402,000)          (159,000)

    Accumulated deficit                                                          (4,213,404)        (6,140,171)

    Cumulative foreign currency translation adjustment                               10,360            (10,574)
                                                                                -----------        -----------

    Total stockholders' equity                                                  $ 3,813,060        $ 1,591,247
                                                                                -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 5,821,680        $ 3,748,036
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

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------

                                                         THREE MONTHS     THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                                ENDED            ENDED             ENDED              ENDED
                                                             JUNE 30,         JUNE 30,          JUNE 30,           JUNE 30,
                                                                 1996             1995              1996               1995
                                                          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                                          -----------      -----------       -----------        -----------
Cash flows from Operating Activities:
    -Net loss before preferred dividends                  $(243,695)       $(638,835)       $  (895,175)       $(1,825,952)

Adjustment to reconcile net loss to net cash used
in operating activities
    -Depreciation                                            16,937           11,021             33,752             32,034
    -Amortisation of license                                 27,021           27,021             81,064             81,060
    -Provision for irrecoverable restaurant credits          26,269           23,925             81,569             69,525
    -Deferred membership fees                              (118,642)         (97,709)          (242,724)          (207,979)
    -Amortisation of deferred compensation                   81,000           81,000            243,000            243,000
    -Share of losses of associated company                       --          126,504                 --            426,504
Changes in assets and liabilities:
    -Trade accounts payable                                  12,160          (21,762)            95,384            (82,380)
    -Accrued liabilities                                    (86,027)          20,984            (63,781)           270,300
    -Restaurant credits                                    (282,804)         265,059           (499,080)            48,649
    -Trade accounts receivable                              (27,260)          69,253            (49,929)             7,233
    -Other current assets                                   (65,075)             228            (56,381)           (56,487)
    -Lease deposits                                         (16,000)          (1,037)           (16,724)             2,282
                                                          ---------        ---------        -----------        -----------
Net cash used in operating activities                      (676,116)        (134,348)        (1,289,025)          (992,211)
                                                          ---------        ---------        -----------        -----------

Cash flows from investing activities:
    -Loans and repayments to related parties                (40,012)        (136,657)          (355,106)          (315,221)
    -Repayment by related parties of loans                  (51,403)         154,619             44,597            472,455
    -Loans from related parties                             510,000          290,900            660,000            540,900
    -Charges to related parties                                  --         (129,739)                --           (297,290)
    -Payment of preferred share dividends                        --          (26,124)                --            (40,122)
    -Loan to associated company                                  --               --                 --           (125,567)
    -Purchase of property and equipment                     (10,209)            (139)           (10,209)           (20,249)
                                                          ---------        ---------        -----------        -----------
Net cash from investing activities                          408,376          152,860            339,282            214,906
                                                          ---------        ---------        -----------        -----------

Cash flows from financing activities:                                                          (402,000)          (159,000)
    -Bank overdraft                                          (3,344)         (26,650)            69,683            (40,757)
    -Proceeds from stock options exercised                    6,000               --              6,000                 --
                                                          ---------        ---------        -----------        -----------
Net cash used in financing activities                         2,656          (26,650)            75,683            (40,757)
                                                          ---------        ---------        -----------        -----------

Effect of foreign currency on cash:                         (28,438)           5,205             (1,313)            21,178
Net (decrease)/increase in cash and cash
equivalents                                                (293,522)          (2,933)          (875,373)           796,884
                                                          ---------        ---------        -----------        -----------
Cash and cash equivalents at beginning of
period                                                      310,584            2,960            892,435            796,911
                                                          ---------        ---------        -----------        -----------
Cash and cash equivalents at end of period                $  17,062        $      27        $    17,062        $        27
                                                          =========        =========        ===========        ===========

     Supplemental disclosures of cash flow information:
     No amounts of cash were paid for interest or income taxes for each of the periods presented.
     See accompanying notes to the financial statements.

                             TRANSMEDIA EUROPE INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

- --------------------------------------------------------------------------------



                           NUMBER            NUMBER OF               ADDITIONAL
                        OF COMMON   COMMON   PREFERRED   PREFERRED      PAID-IN
                           SHARES    STOCK      SHARES       STOCK      CAPITAL
                           ------    -----      ------       -----      -------
Balance September
30, 1995               11,426,680     $114     590,857      $5,909   $8,412,081

Net loss after
preferred share
dividends                      --       --          --          --           --

Compensation
expense-restricted
stock                          --       --          --          --           --
                       ----------     ----     -------      ------   ----------

Balance December
31, 1995               11,426,680     $114     590,857      $5,909   $8,412,081

Net loss after
preferred share
dividends                      --       --          --          --           --

Effect of foreign
currency translation           --       --          --          --           --

Compensation
expense-restricted
stock                          --       --          --          --           --
                       ----------     ----     -------      ------   ----------

Balance March 31,
1996                   11,426,680     $114     590,857      $5,909   $8,412,081

Net loss after
preferred share
dividends                      --       --          --          --           --

Effect of foreign
currency translation           --       --          --          --           --

Compensation
expense-restricted
stock                          --       --          --          --           --

Treasury Stock                 --       --          --          --           --

Balance June 30,
1996                   11,426,680     $114     590,857      $5,909   $8,412,081
                       ==========     ====     =======      ======   ==========

                                   CUMULATIVE    UNEARNED
                                      FOREIGN     COMPEN-
                                     CURRENCY      SATION
                       TREASURY   TRANSLATION  RESTRICTED   ACCUMULATED
                          STOCK    ADJUSTMENT       STOCK       DEFICIT        TOTAL
                          -----    ----------       -----       -------        -----
Balance September
30, 1995                     --    $ 10,360     $(402,000)  $(4,213,404)  $3,813,060

Net loss after
preferred share
dividends                    --          --            --      (542,101)    (542,101)

Compensation
expense-restricted
stock                        --          --        81,000            --       81,000
                       --------    --------     ---------   -----------   ----------

Balance December
31, 1995                     --    $ 10,360

Net loss after
preferred share
dividends                    --          --            --      (712,226)    (712,226)

Effect of foreign
currency translation         --     (45,281)           --            --      (45,281)

Compensation
expense-restricted
stock                        --          --        81,000            --       81,000
                       --------    --------     ---------   -----------   ----------

Balance March 31,
1996                         --    $(34,921)    $(240,000)  $(5,467,731)  $2,675,452

Net loss after
preferred share
dividends                    --          --            --      (672,440)   $(672,440)

Effect of foreign
currency translation         --      24,347            --            --       24,347

Compensation
expense-restricted
stock                        --          --        81,000            --       81,000

Treasury Stock         (517,112)         --            --            --     (517,112)

Balance June 30,
1996                         --    $(10,574)    $(159,000)  $(6,140,171)  $1,591,247
                       ========    ========     =========   ===========   ==========

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

(b)  Description of business

     Transmedia Europe, Inc. ('the Company') was incorporated in Delaware on February 9, 1993.

     The Company's main business activity through its wholly owned subsidiary company, Transmedia UK plc, is to make cash advances ("Restaurant Credits") to restaurants for food and beverage credits from certain participating restaurants, ("Company Participating Restaurants") which are then recovered as the Company's cardholders (Company Cardholders") utilize their restaurant charge card ("the Restaurant Card") (see note 1(c)). Presently, the Company operates in the United Kingdom and has an associate company operating in France.

     The Company has been granted a license, (the "Transmedia License"), to operate a specialized restaurant charge card business in Europe, Turkey and the countries of the former U.S.S.R. ("the Licensed Territories") by Transmedia Network Inc. ("Network"), a corporation which is incorporated in the United States of America. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ("Conestoga"), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the President, Chief Executive Officer and Director of the Company (see note
     3).

     As of June 30, 1996, Transmedia Europe, Inc. had equity interests in the following companies:

NAME                                   COUNTRY OF INCORPORATION       % OWNED
Transmedia Europe plc                  United Kingdom                 100
Transmedia UK plc                      United Kingdom                 100
Transmedia UK Inc.                     United States of America       100
Transmedia La Carte Restaurant S.A.    France                          33

(c)  Restaurant Credits

     Restaurant credits represent the total advances made to Company Participating Restaurants in exchange for credits less the amount by which these credits are recouped by the Company as a result of Company Cardholders utilizing the Restaurant Card at Company Participating Restaurants. The amount by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to Company Participating Restaurants that have ceased operations or whose credits may not be utilized by Company Cardholders.

     The amount of funds advanced to Company Participating Restaurants are generally unsecured and are recoverable as Company Cardholders utilize the Restaurant Card at the respective Company Participating Restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect of the recoverability of the advance if the restaurant ceases operations or ceases to be a Company Participating Restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

(d)  Membership Fees

     Membership fees collected are deferred and are recognized as revenue in equal monthly installments.

(e)  License Cost

     The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1995 or at June 30, 1996.

2.   INVESTMENT IN AND ADVANCES TO ASSOCIATED COMPANY

     The investment in and advances to Transmedia La Carte Restaurant S.A. consists of the following:

                                                               COST OF
                                               TOTAL          INVESTMENT      SHARE OF LOSSES      LOAN
                                               -----          ----------      ---------------      ----
Cost of investment                          $1,500,000        $1,500,000        $      --        $     --
Less: Share of license fee                    (500,000)         (500,000)              --              --

Share of losses to September 30, 1995          (92,455)               --          (92,455)             --
Amounts loaned                                  30,868                --               --          30,868
                                            ----------        ----------        ---------        --------
Balance September 30, 1995                     938,413         1,000,000          (92,455)         30,868

Share of losses for period                    (426,504)               --         (426,504)             --
Amounts loaned                                 125,567                --               --         125,567
                                            ----------        ----------        ---------        --------
Balance June 30, 1996                       $  637,476        $1,000,000        $(518,959)       $156,435
                                            ==========        ==========        =========        ========

     On April 19, 1996 Transmedia La Carte Restaurant S.A. completed a rights issue of common stock. The Company declined to subscribe, accordingly its interest has been reduced to 33%.

3.   RELATED PARTY TRANSACTIONS

     Amounts due from related parties consist of the following:

                                                SEPTEMBER 30             JUNE 30
                                                        1995                1996
                                                ------------            --------
E. Guinan III                                       $335,897            $     --
Conestoga Partners Inc.                              113,851                  --
International Advance Inc.                           259,837                  --
                                                    --------            --------
                                                    $709,585            $     --
                                                    ========            ========

     The above loans are unsecured and non interest bearing. Information regarding the activity with respect to the amounts due to related parties is as follows:

                                                      CONESTOGA    INTERNATIONAL
                                   E. GUINAN III       PARTNERS          ADVANCE
                                   -------------       --------          -------
Balance at September 30, 1995         $ 335,897        $113,851       $ 259,837
Additions                               192,392          12,522          20,000
Amounts charged                              --              --          55,068
Amounts collected                      (137,550)             --        (334,905)
Treasury Stock                         (390,739)       (126,373)             --
                                      ---------        --------       ---------
Balance on June 30, 1996              $      --        $     --       $      --
                                      =========        ========       =========

     Amounts due to related parties consist of the following:

                                                 SEPTEMBER 30            JUNE 30
                                                         1995               1996
                                                 ------------           --------
Transmedia Asia Pacific, Inc.                        $416,280           $390,739
International Advance Inc.                                 --            290,900
                                                     --------           --------
                                                     $416,280           $681,639
                                                     ========           ========

     The above loans are unsecured and non interest bearing are repayable on demand. Information regarding the activity with respect to the amounts due to related parties is as follows:

                                             TRANSMEDIA ASIA       INTERNATIONAL
                                                PACIFIC, INC.      ADVANCE
                                             ----------------      -------------
Balance at September 30, 1995                      $ 416,280            $     --
Loans                                                250,000             290,900
Amounts charged                                     (242,222)                  --
Amounts repaid                                       (90,307)                 --
                                                   ---------            --------
Balance on June 30, 1996                           $ 333,751            $290,900
                                                   =========            ========

ITEM 2

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

GENERAL

The Company was formed in February 1993 and began business operations in October 1993. The Company acquired in May 1993, the rights to exploit, as the exclusive licensee of Network, the operation of The Restaurant Card throughout the Licensed Territories. Currently, the Company has operations in the UK and is a participating shareholder of Transmedia La Carte Restaurant S.A., a French company which began the operation of the Restaurant Card in France in June 1995 and launched its program in May 1996. The company intends to expand into other countries in Europe through subsidiaries or through the granting of franchises, sub-licenses or joint ventures.

The Restaurant Card was successfully launched in the UK through a promotion with the Financial Times in early 1994. Similar promotions have followed with The Times of London in early 1995, the Sunday Times in Summer 1995 and Barclays Bank Premier in May 1996. The financial results for the year ended September 30, 1994 primarily reflect the start up costs involved in preparing the Company for the Financial Times promotion and the initial activity following such promotion. Association with the Financial Times, The Times and Barclays Bank has provided The Restaurant Card in particular and the Company's business in general with an enhanced profile in the United Kingdom business community.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated, as is demonstrated in the financial results for the three month and nine month periods ended June 30, 1996 and 1995. The promotion with The Times of London in January 1995 and the on-going promotion with the Sunday Times has produced approximately 9,500 Cardholders which was offset by a loss of approximately 4,500 Company Cardholders gained from earlier promotions. The first phase of the Barclays Bank campaign has produced approximately 2,500 Company Cardholders. The Company is developing other promotion programs, some of which may be substantial, to increase the number of Company Cardholders. These promotions are moving into new areas such as joint marketing campaigns with high street banks, credit card companies and department chain stores. Our partners are predominantly large size organizations, with lengthy internal procedures. Consequently preparing these campaigns for launch is taking considerably longer than was initially anticipated. The success of the Company is dependent upon increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. As of June 30, 1996 the Company had approximately 22,500 Company Cardholders and 480 Company Participating Restaurants.

     Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of a significant amount of Company Cardholders or Company Participating Restaurants; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure comply with, government regulations; and other factors referenced in this Report.

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

Since the Restaurant Card business is considered to be a banking activity which under French law requires a banking license, Transmedia France applied for and was granted the banking license necessary for its operations. Among the other shareholders of Transmedia France is the French bank, Societe Generale, which owns a 10% interest in Transmedia France purchased from existing shareholders. Management considers the successful grant of the bank license to have been a significant accomplishment since, in addition to authorizing operations in France, it may establish a precedent throughout the rest of the European Union making further expansion into other countries easier.

Transmedia France has established offices in Paris with a current staff of 12. A promotion to launch the Restaurant Card in Paris has been agreed with Les Echos, France's leading daily financial newspaper. A test launch to 400 cardholders is being used to evaluate systems, especially the newly developed swipe card facility, prior to the main launch. Transmedia France has recruited approximately 155 restaurants in Paris.

On April 19, 1996 Transmedia France completed a rights issue of common stock. The Company declined to subscribe, accordingly its interest has been reduced to 33%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995

For the three months ended June 30, 1995 the Company generated revenues of $847,295 (an increase of 8% over 1994) exclusive of membership fees of $120,675 and other income of $1,902. The revenue increase reflects the impact of The Times and Sunday Times promotions however this is diluted as a result of dining incentives which accelerated the usage in the quarter ended March 31, 1995. The Company Cardholder numbers decreased in the quarter by approximately 2,000 of which more than 76% had never used their Restaurant Card. Selling, general and administrative expenses for the period were $650,258.

THREE MONTHS ENDED JUNE 30, 1996

The Company generated revenues of $799,210 (a decrease of 6% over 1995) for the three months ended June 30, 1996. Movement in exchange rates accounts for this decrease, because the revenues and expenditures of the UK operating subsidiary are transacted in UK sterling. The phased launch commencing April 30 with Barclays Bank Premier, has produced approximately 2,500 Company Cardholders from a population of under 75,000 Barclays Bank Premier cardholders, to give a penetration rate in excess of 3%. Management believe this illustrates the

ITEM 2
                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

benefit of endorsement by a leading international bank. Following on from this success there are plans to repeat the campaign and extend it to other, far larger, sectors of the Barclays Bank customer base. In addition a trial 20% savings-no membership fee Transmedia Card has been launched with MBNA during July 1996. Approximately 250,000 MBNA cardholders are being mailed in August 1996. Management is confident that these promotions will generate a significant increase in revenues in fiscal 1996. Membership fees for the three months ended June 30, 1996 were $145,561.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended June 30, 1996 amounted to $924,295 an increase of 42% over the three months ending June 30, 1995, but conversely this represents a 42% decrease over the three months ending September 30, 1995. In the period there has been additional expenditure on advertising, printing and marketing in addition to a re-appraisal of Company Cardholder debts. In June 1996 the Company undertook a cost evaluation exercise resulting in savings in printing and staff costs.

During the three months ended June 30, 1996 Transmedia France incurred losses of $329,659 after generating revenues of $75,000. Selling, general and administrative costs amounted to $354,576 consisting of the staff costs, rent and other costs relating to the establishment of the Companys' business in Paris in addition to the legal and other professional costs of obtaining the banking license. The Company's share of losses amounted to $126,504.

No tax benefit has been recognized as the Company remains in a net operating loss carry forward position for income tax purposes.

NINE MONTHS ENDED MARCH 31, 1995

The Company generated revenues of $2,576,045 in the nine months ended June 30, 1995, excluding membership fees of $389,118, and other income of $51,902 (other income represents the non-refundable deposits received for two 90 day options to acquire the franchise for Belgium, which has now lapsed). The revenues reflect the activity generated by an existing cardholder base and new cardholders obtained from The Times of London and Sunday Times promotions. Selling, general and administration expenses for this period were $2,210,806 and reflect the costs of operating the business for nine months. The Company made a general provision for irrecoverable restaurant credits of $81,569 (1994 - $23,516) against which restaurant advances of $66,662 have been written-off.

NINE MONTHS ENDED MARCH 31, 1996

Revenues for the nine months ended June 30, 1996, exclusive of membership fees of $422,993, amounted to $2,323,414. Comparison with the nine months ended June 30, 1995 should in part take into account that the The Times promotion gave rise to a high level of non repeat business. In addition foreign exchange rates have had an adverse effect, because the revenues and expenditures of the UK operating subsidiary are transacted in UK sterling. The revenues were generated by approximately 20,000 Company Cardholders using The Restaurant Card in approximately 480 Company Participating Restaurants.

Selling, general and administrative expenses amounted to $ 2,605,008 for the nine months ended June 30, 1996 representing an increase of 18% over 1995. This increase is attributable to additional spending on marketing and advertising. In June 1996 the Company undertook a cost evaluation exercise resulting in savings in printing and staff costs.

During the nine months ended March 31, 1996 Transmedia France incurred losses of $950,869 after revenues of $75,000. The Company's share of losses amounted to $426,504.

The Company earned $8,096 in the period from the temporary investment of excess cash funds.

No tax benefit has been recognized as the Company remains in a net operating loss carry forward position for

ITEM 2               TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company was initially capitalised with 6,206,896 shares of common stock, (after giving retroactive effect to stock dividends,) for consideration of $500. On August 11, 1993, the Company issued 3,718,784 shares of common stock of which
(i) 225,000 shares were issued to Conestoga, a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward
J. Guinan III, the President, Chief Executive Officer, Chief Financial Officer and Director of the Company, in consideration of costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 shares were issued to Network, as partial consideration for the purchase of the License; (iii) 275,000 shares were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the License; and (iv) the remaining 2,722,500 shares were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993, of the cash proceeds of $2,722,500, $850,000 was paid to Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to the Company for use as working capital in respect of the utilization by the Company of its rights under the License Agreement. Initially available funds have been used for operations of the Company in the United Kingdom.

In February 1994, the Company completed a second private placement of 700,000 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement are being used as working capital in respect of the utilization by the Company of its rights under the License Agreement. In addition, the Company separately issued 10,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the second private placement in February 1994.

In July 1995 the Company issued 590,857 shares of 6 1/2 % Convertible Preferred Stock at a price of $3.50 per share. The net proceeds of $1,964,600 have been used to finance the Company's investment in France, of $1,660,000, and to provide working capital to existing operations.

In August 1996 the Company completed a private placement of 892,857 shares of Common Stock at a price of $1.40 per share. The proceeds of $1,250,000 are to be used for working capital and repayment of related party loans.

Net cash used in operating activities for the nine months ended June 30, 1996 and 1995 were $992,211 and $1,289,025 respectively of which $48,649 and $(499,080) represents the net cash inflow/(outflow) for advances to Company Participating Restaurants. These cash outflows were funded by the 1994 issue of common stock which generated $2,031,097 and the 1995 issue of 6 1/2 % Convertible Preferred Stock.

The most significant investing activities for the nine months ended June 30, 1996 and 1995 were loans from related parties of $540,900 and $660,000 respectively of which $472,455 and $44,567 respectively was repaid. A further $125,567 was invested in Transmedia France in the period.

During the three months ended June 30, 1996 the Company purchased 148,853 and 48,142 shares of Common Stock from E Guinan III and Conestoga Partners Inc. at $2.625 per share, as repayment of their outstanding loans.

The advances ("Restaurant Credits") are generally unsecured and are recoverable only as Company Cardholders utilize The Restaurant Card at the respective Company Participating Restaurant. In a small number of cases, the Company may request a personal guarantee from the owner.

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

During fiscal year 1996 and 1997, based upon projected promotions by the Company, it is anticipated that additional funds will be required. The required funds will be obtained by the Company from one or more sources including equity financings, bank loans or other debt financings, or the sale of other sub-licenses or franchises. While there can be no assurance of any such sources of funds or the terms upon which they may be obtained, the Company is confident that sufficient funds are available to meet its short term needs and will be available to meet its anticipated business expansion needs in the remainder of fiscal year 1996.

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

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

PART II:  OTHER INFORMATION

Item 1, 2, 3, and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4.     Submission of Matters to a Vote of Security Holders
        (a) The Annual Meeting of Stockholders of the Company was held on April 25, 1996.

        (b) The following six directors were elected at the Annual Meeting. Each director received 6,612,216 votes For election and 10,000 votes Against election.

          Eugene A. Cernan
          Walter M Epstein
          Edward J. Guinan, III
          Helene Ploix
          Joseph V. Vittoria

        (c) Listed below are the matters which were voted on at the Annual Meeting and the votes for each such matter:

        1. To amend the Company's Certificate of Incorporation to increase the Company's authorized capital stock from 25,000,0000 to 100,000,000.

             For:       6,606,989
             Against:      35,000
             Abstain:       1,000

        2. To approve and ratify the Company's 1996 Outside Directors Stock Option Plan.

             For:       6,606,989
             Against:      39,700
             Abstain:       1,000

        3. To ratify the selection of KPMG as the Company's independent public accountants for fiscal 1996.

             For:       6,606,989
             Against:           0
             Abstain:       1,000

Exhibit and Reports on Form 8K

a)   Exhibits - none

b) Reports on Form 8K - no reports on Form 8K were filed during quarter ended June 30, 1996.

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA EUROPE INC.


E J GUINAN
President

August 12, 1996