Form 10-K405
period 1996-09-30
TRANSMEDIA EUROPE INC
filed 1996-12-30
CIK 906908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

FORM 10-K (Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended           SEPTEMBER 30, 1996
                          ----------------------------------------

                                       OR\

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               ---------------------    ---------------------
                         Commission file number 0-24404
                                               ----------

                             TRANSMEDIA EUROPE, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       13-3701141
    ----------------------                            -----------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation of organisation                     Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
              ----------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0704
                ------------------------------------------------
                         (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                          Name of each exchange
     -------------------                           on which registered
                                                 -------------------------
            NONE                                          NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $.00001 PER SHARE
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December, 18 1996 was: $10,487,248, based upon the last sales price on such date of a share of Common Stock on Nasdaq SmallCap Market.

Number of shares outstanding of Registrant's Common Stock, as of December 18, 1996: 12,841,180

DOCUMENTS INCORPORATED BY REFERENCE:

                                                Location in Form 10-K in which
          Document                                 Document is Incorporated
          --------                              ------------------------------
 Registrant's Proxy Statement                            Part III
   relating to the 1997
Annual Meeting of Stockholders

                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

      Transmedia Europe, Inc. is a Delaware corporation which was formed in February 1993 and began business operations in London, England, in October 1993. As used in this Report, the term "Company" includes Transmedia Europe Inc. and its subsidiaries unless otherwise indicated. On May 19, 1993 the Company acquired from Conestoga Partners, Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"), an independent company which owns less than 5% of the Company, through Network's affiliate TMNI International Inc., pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992 as amended April 12, 1993 and August 11, 1993. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a discount restaurant charge card business in all the countries of Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics (the "Licensed Territories").

BUSINESS ACTIVITIES

      The business of the Company is the exploitation of the rights acquired under the License Agreement. The Company is currently operating in the United Kingdom and plans in the future to develop the License within the Licensed Territories directly, through subsidiaries, and through the sale of sub-licenses and franchises to others. In June 1995 the Company announced a joint venture to operate the Restaurant Card in France, which joint venture began operations in April 1996.

      The Company advances money to restaurants selected by it which agree to become participating restaurants ("Company Participating Restaurants") in exchange for food and beverage credits, typically in the ratio of (pound)2 of food and beverage credits for every (pound)1 advanced. The Company recovers its advances ("Restaurant Credits") from food and beverages purchased net of taxes and service ("Food and Beverage Credits") from Company Participating Restaurants by cardholders ("Company Cardholders"), who complete applications to become holders of the restaurant card ("The Restaurant Card") offered by the Company and are accepted. The Company keeps a current record of the amount of Food and Beverage Credits outstanding at each Company Participating Restaurant. As food and beverages are consumed by Company Cardholders at Company Participating Restaurants by such Company Cardholders charging the retail price of such food and beverages with The Restaurant Card, the Food and Beverage Credits outstanding are reduced and the Restaurant Credits outstanding are also reduced by one-half of such Food and Beverage Credits used.

      Each Company Cardholder receives on each purchase a credit equal to either 20% or 25% of the Food and Beverage Credits used. The Company Participating Restaurant is paid its taxes and service by the Company from a portion of the proceeds received by the Company from the payment by a Company Cardholder of the amount charged on The Restaurant Card. The Company retains the balance which reduces the Restaurant Credits by 50% of the Food and Beverage Credit used. The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 2.5% of Food and Beverage Credits used as sales commissions.

      The Restaurant Card is a discount restaurant charge card used by a Company Cardholder in lieu of a major credit card to charge food and beverages purchased at a Company Participating Restaurant. The Restaurant Card charges are transferred to the major credit card used by the Company Cardholder as listed in his application for the Restaurant Card. The full amount of the charge is listed on the major credit card bill along with a separate credit equal to either the 20% or 25% of the cost of food and beverages at a Company Participating Restaurant (excluding taxes and service). As at December 18, 1996, the Company had approximately 430 Company Participating Restaurants and approximately 48,000 Company Cardholders. Company Cardholders either have a 20% free membership card, introduced during 1996, or a 25% membership card with an annual fee of 35 pounds (UK). The annual fee is waived for an initial period of up to six months in most instances or otherwise shared with the entity which assists in obtaining the new account.

      The Company receives its revenues from (a) the difference between the amount of its Restaurant Credits to Company Participating Restaurants and Food and Beverage Credits used at Company Participating Restaurants by Company Cardholders, net of either the 20% or 25% discount to Company Cardholders, sales commissions and the Network royalty, (b) annual membership fees and renewal fees of Company Cardholders, and (c) sub-license and franchise fees when and if received by the Company from future franchises and sub-licenses, net of minimum up-front payments to Network with regard to such franchises and licenses. The Company obtains the majority of its Company Cardholders through promotional campaigns with joint marketing partners such as newspapers, banks, and companies involved in the travel/leisure business. Joint marketing partners have included MBNA, Barclays Bank, Financial Times and The Sunday Times. The Company will continue to develop additional campaigns to attract new Company Cardholders. Any campaign is likely to involve the waiver of the annual fee for some limited period of time, typically up to a maximum of 6 months. The Company has recently launched a 20% free membership card with MBNA as joint marketing partner.

      On June 30, 1995 the Company announced the establishment of Transmedia La Carte Restaurant S.A. ("Transmedia France"), in which it would be a major shareholder, to operate the Restaurant Card in France. The total share capital of Transmedia France is 25,000,000 Ffr (approximately $5,000,000) of which the Company invested 9,000,000 Ffr (approximately $1,660,000).

      The Company granted a sub-license to operate the Restaurant Card in France to Conestoga Partners, Inc. for an initial fee of $1,000,000, which has been paid. The sub-license has subsequently been transferred to Transmedia France for the same consideration. The Transmedia License requires the payment of a one time royalty to Network in the event that the Company opens in another country, being the greater of $250,000 or 25% of the initial license payment, and $250,000 was paid during the year ended September 30, 1995. Under the terms of the sub-license agreement the Company will receive, quarterly in arrears, a royalty from Transmedia France of 5% of gross sales of which 2% will be paid to Network.

      The shareholders agreement provides for "put" and "call" options. The Company has a call option to acquire 100% of Transmedia France in the fourth year of operations at a price based upon a valuation equal to ten times operating cash flows. The joint venture partners have put options in years 2 and 4. The basis for valuation under the year 2 option is equal to 120% of capital invested and under the year 4 option is equal to ten times operating cash flows. Since the restaurant card business is considered to be a banking activity under French law, Transmedia France is required to have, a banking license. Transmedia France applied for and was granted a provisional banking license necessary for its operations. Management considers the grant of the provisional bank license to have been a significant accomplishment since, in addition to authorising operations in France, it may establish a precedent throughout the rest of the European Union easing expansion into other countries.

      A test launch to approximately 400 cardholders is being used to evaluate and develop systems, especially the newly developed swipe card facility, prior to the main launch. Transmedia France has recruited approximately 200 restaurants in France.

      On April 19, 1996 Transmedia France completed a rights issue of shares. Whilst the Company declined to subscribe it did acquire 15,000 shares, in an unrelated transaction, from International Advance, Inc., a company of which Edward J Guinan III, President of the Company, is the principal shareholder and an officer and director, in exchange for $300,000 and certain rights to jointly develop systems unrelated to the business of Transmedia France. Accordingly the Company's interest was reduced to 36%. In December 1996 the Company reached an agreement, effective January 1997, with Transmedia France under which it granted sub-licenses for Belgium/Luxembourg, Spain, Italy and French speaking Switzerland for 9,250,000Ffr (approximately $1,780,000). This payment will be used by the Company to increase its interest in Transmedia France to 60%. Network has agreed to defer the 25% royalties due upon the completion of the agreement ($800,000 in aggregate) with payment to be made as each country area is opened of $250,000 except for $50,000 for French speaking Switzerland. Under certain circumstances the payment schedule might be accelerated.

      Network, from whose affiliate, TMNI, the License was granted and on whose business the Company's operations are modelled, is a publicly traded company operating in the United States both directly and through licensees and franchisees. Under the License the Company is authorised to engage in business within the Licensed Territories in the same manner as Network operates in the United States, except that under the License Agreement the Company must pay certain royalties to Network based both on operations and the sale of license rights and must get the approval of Network for certain changes in key executives and principal shareholdings.

      In December 1996 Network and TMNI agreed, at the Company's request, to amend the License. The principal revisions are that the Company is now permitted to expand into new businesses, acquire Countdown PLC and undertake a corporate restructure. In consideration a $750,000 fee will be payable when, and if, the acquisition of Countdown PLC is completed and a $250,000 fee will be payable when, and if, a corporate restructuring is completed. Network owns 496,284 shares of the Company's Common Stock, which it acquired as partial consideration for the sale of the License to the Company, and has the right to designate one director of the Company, which right is not currently being exercised. The Company has no ownership interest in Network. Company Cardholders and cardholders of Network and its franchisees are able to use The Restaurant Card to purchase meals in all territories covered by the Company, Network and its franchisees. The Company will realise all financial benefits from meals consumed within the Licensed Territories and no financial benefit from meals consumed outside of the Licensed Territories.

      Transmedia Asia Pacific, Inc. ("Transmedia Asia Pacific"), of which Edward Guinan III, President of the Company, is the principal shareholder and an officer and director, has acquired an equivalent license from TMNI covering essentially all of Asia and other Pacific Rim countries. Transmedia Asia Pacific commenced operations in Sydney, Australia in November 1994 and has obtained approximately 22,000 cardholders since its launch. Transmedia Asia Pacific licenses certain operating software from the Company at an annual fee.

TRANSACTION ILLUSTRATION

      The following is a descriptive illustration of a hypothetical transaction by a Company Cardholder at a Company Participating Restaurant.

      The Company, through a commissioned sales representative, recruits Restaurant A, a full service restaurant operating in London, as a Company Participating Restaurant. The Company grants Restaurant Credits in the amount of 3,000 pounds (UK) which entitles the Company to collect the proceeds from 6,000 pounds (UK) of Food and Beverage Credits charged by Company Cardholders on The Restaurant Card at Restaurant A. John Smith, a Company Cardholder, enjoys a meal at Restaurant A and pays the 100 pound
      (UK) check (consisting of 80 pounds (UK) for food and beverages and 20 pounds (UK) for taxes and service) with The Restaurant Card. Mr Smith presents The Restaurant Card. Restaurant A delivers The Restaurant Card receipt for Mr Smith's meal to the Company for processing through the Major Credit Card Account designated by Mr Smith in The Restaurant Card application and for payment. The Company utilises 80 pounds (UK) of Restaurant A's Food and Beverage Credits (for which it has made Restaurant Credits of 40 pounds (UK)) and reduces the Restaurant Credits due to it from Restaurant A by 40 pounds (UK). The Company then submits a credit to Mr Smith's Major Credit Card Account in the amount of 20 pounds (UK) (representing 25% of the 80 pounds (UK) of food and beverages consumed). Upon receipt of The Restaurant Card receipt of Mr Smith of 100 pounds
      (UK), the Company forwards 20 pounds (UK) of this amount (representing the tax and service portion of Mr Smith's meal check) to Restaurant A. The Company forwards 1.60 pounds (UK) as a royalty to Network (2% of the 80 pounds (UK) of Food and Beverage Credits used) and keeps 58.40 pounds
      (UK). This compares with Restaurant Credits made by the Company of 40 pounds (UK) to Restaurant A and the 80 pounds (UK) of Food and Beverage Credits utilised in providing Mr Smith his meal. The Company is responsible for paying the commissions of its sales representatives whose commissions are currently 2.5% of Food and Beverage Credits used.

      The allocation of the hypothetical 100 pound (UK) check can be summarised as follows:

      Name              Amount Received               Nature of Allocation
      ----              ---------------               --------------------
      Mr Smith          20 pounds (UK)                25% of food and beverage
      charges                                         (exclusive of tip and taxes)
                                                      credited to
                                                      his Major Credit Card account.

      Restaurant A      20 pounds (UK)                Payment of service and taxes.

      Restaurant A      -0-                           The Restaurant Credits due to the
                                                      Company by Restaurant A are
                                                      reduced by 40 pounds (UK).

      Network           1.60 pounds (UK)              A royalty fee of 2% of the 80
                                                      pounds (UK) of Food and Beverage
                                                      Credits used is payable to
                                                      Network.
      The Company       58.40 pounds (UK)             This represents a reduction of
                                                      Restaurant Credits by 40 pounds
                                                      (UK) plus 18.40 pounds (UK) of
                                                      gross profit.
                                                      From this amount a sales
                                                      representative of the Company
                                                      will typically receive a
                                                      commission of 2.5% of Food and
                                                      Beverage Credits used or in this
                                                      example 2 pounds (UK).

EMPLOYEES

      As of December 11, 1996, the Company employed 19 persons, none of whom are affiliated with a union. The Company believes that its relationship with its employees is good.

COMPETITION

      The charge card business, including the discount restaurant card business, is highly competitive, both internationally and in the United Kingdom. The Company competes to enrol Company Participating Restaurants and Company Cardholders against other discount programs. Competitors include discount programs offered by major credit card companies such as American Express, Barclaycard, and the NatWest Card, as well as Visa, Mastercard and Diners Club. Moreover, other companies offer different kinds of discount marketing programs relating to sales at their own outlets. Many of the Company's competitors are larger than the Company and have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

      The Company believes that the unique feature of The Restaurant Card is that it can be used by Company Cardholders at Company Participating Restaurants with virtually no restrictions, that The Restaurant Card provides substantial savings without the need for a Company Cardholder to present discount coupons when paying for a meal, and that Company Participating Restaurants are provided with cash in advance of customer charges. The Company believes that all these features contribute to the Company's competitiveness. Although the Company is not aware of any discount programs featuring either restaurant financing or discount restaurant charge cards, in any of the areas in the Licensed Territories, there is no guarantee that others will not offer, in the future, similar services in any of the Licensed Territories.

      The Company also believes that advertising and promotion, which will require significant cash outlays, will be necessary to maintain competitiveness. However, competitive pressure may require significant additional cash expenditures for advertising and promotion, the amount and timing of which may be dictated in part by the marketing policies of competitors. If the revenues from the Company's operations are insufficient to permit management to match promotional campaigns of competitors, the number of Company Cardholders and Company Participating Restaurants in the Licensed Territory may decline, with a resulting adverse effect on the Company's financial condition.

GOVERNMENT REGULATION

      The Company believes that it possesses all governmental permits or licenses necessary to operate in the United Kingdom and that its affiliate has obtained provisional governmental approval to operate The Restaurant Card in France. However, other than in the United Kingdom and France, it does not possess any governmental permits or licenses for other portions of the Licensed Territories and has not inquired yet whether any permits or licenses will be required. In the event permits or licenses are necessary for the conduct of the Company's business in other portions of the Licensed Territories, or that additional licenses or permits are required in respect of operations in the United Kingdom, there is no guarantee that the Company will be able to procure them, the failure of which could have a material adverse effect on the Company's ability to operate or expand its operations in the Licensed Territories.

ITEM 2 - PROPERTIES

      The Company leases office space of approximately 3,400 square feet in London at 11 St. James's Square. The lease is for a period of 5 years expiring on September 8, 1998, at a net rental of $150,846 per annum.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is the defendant in a law suit relating to the granting of a sub-license to operate in Belgium. Management believe that the ultimate outcome of the case will not have a material impact on the financial statements. Otherwise at the date of this Report there are no other material legal proceedings pending involving the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended September 30, 1996, no matters were submitted to a vote of the security holders.

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: Since August 23, 1994, shares of the Company's Common Stock $.00001 par value (the "Common Stock") have traded on Nasdaq SmallCap Market (symbol "TMNE"). The following table sets forth, for the periods indicated and as reported by Nasdaq SmallCap Market, the high and low sales prices for shares of the Common Stock.

      Quarter Ended                             High              Low
      -------------                             ----              ---

      December 31, 1994                        $ 3 3/4          $ 2 3/8
      March 31, 1995                           $ 4              $ 2 1/8
      June 30, 1995                            $ 4 1/4          $ 2 33/64
      September 30, 1995                       $ 3 1/4          $ 2
      December 31, 1995                        $ 2 1/2          $ 1 5/8
      March 31, 1996                           $ 2 1/4          $ 1 3/16
      June 30, 1996                            $ 3 1/8          $ 1 1/8
      September 30, 1996                       $ 2 7/8          $ 1 3/8
      September 30, 1996 through
      December 18,1996                         $ 1 3/4          $ 1


(b) Holders of Common Stock: The number of stockholders of record of the Common Stock on December 18, 1996, was approximately 200. The Company believes that in addition there are a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name".

(c) Dividends: The Company has never paid cash dividends with respect to the Common Stock, except for stock dividends paid to founders on inception. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. The Company issued 590,857 shares of 6 1/2 % Convertible Preferred Stock in July 1995 and paid dividends on these shares on November 1, 1995 and May 1 1996 and intends to pay dividends semi-annually in arrears thereafter. Such dividends have been provided for in the financial statements as at September 30, 1996. Any decision as to the future payment of dividends on Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

(d) Recent sales of unregistered securities: In August 1996 the Company issued 892,857 shares of Common Stock for cash to one investor at a price of $1.40 per share. In December 1996 the Company issued a further 556,250 shares of Common Stock for cash to nine investors at a price of $2.00 per share. With regard to both issues the Company has claimed an exemption from the registration requirements of the Securities Act of 1933, as amended ('Securities Act') by relying on section 4 (2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder. No underwriter was involved in these transactions.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last three fiscal years. This information should be read in conjunction with "Management's Discusion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included in this Report.


Income Statement Data

                                                              Fiscal Years ended September 30,

                                                          1996                1995               1994
                                                      -----------         -----------         -----------

      Total revenues and fees                         $ 3,696,400         $ 3,967,997         $ 2,178,722


      Gross profit                                      1,610,495           1,701,411             817,778


      Loss from operations                             (2,059,812)         (2,114,975)         (2,038,128)


      Net loss after preferred share dividends        $(2,695,524)        $(2,215,452)        $(1,945,236)


      Net loss per common share                       $     (0.24)        $     (0.19)        $     (0.19)


Balance Sheet Data

                                              As at September 30,

                                   1996              1995              1994
                                ----------        ----------        ----------

      Restaurant credits        $1,309,279        $1,622,571        $1,581,898


      Intangible assets          1,297,026         1,405,112         1,513,198


      Total assets               3,926,355         5,821,680         4,647,125


      Total liabilities          1,774,166         2,008,620           915,513


      Total equity               2,152,189         3,813,060         3,731,612


Other Data

Number of Participating Restaurants              440           460           430


Number of Company Cardholders                 43,500        19,000        14,000

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the years ended September 30, 1996, 1995 and 1994. The success of the Company is dependent upon increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. Our joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of December 18, 1996 the Company had approximately 48,000 Company Cardholders and 430 Company Participating Restaurants.

Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the loss of a large number of Company Cardholders or Company Participating Restaurants; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

The Company generated revenues of $3,399,831 (an increase of 66% over 1994) for the year ended September 30, 1995. The increase in revenues reflected the activity generated by an existing cardholder base for a full twelve months and new cardholder's obtained primarily from The Times of London and Sunday Times promotions. The Company increased its number of Cardholders from 14,000 to 19,000 and increased its number of Participating Restaurants from 430 to 460 at September 30, 1994 and at September 30, 1995 respectively. Membership fees for the year ended September 30, 1995 of $518,166 were significantly greater than the $85,847 reported for 1994 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period. Other income represents the non-refundable deposits received for two 90 day options to acquire the franchise for Belgium, which have now lapsed.

Cost of sales amounted to $2,266,586 (an increase of 66% over 1994) for the year ended September 30, 1995, in line with the 66% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company Participating Restaurants.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1995 amounted to $3,816,386 representing an increase of 33% over 1994. In the quarter ended September 30, 1995 the Company incurred a number of additional costs relating to: the development of card marketing opportunities and cardholder activity of $90,000, system development costs of $200,000, an increased general provision for irrecoverable restaurant credits of $100,000, and the $250,000 royalty payment to Network on the granting of the French sub-license. All system development costs for the Company and Transmedia Asia Pacific Inc. were consolidated into the Company where the Company is making enhancements to the system and converting the system to operate in France and other countries. An agreement exists between the Company and Transmedia Asia Pacific, Inc. to supply the system for an initial fee of $50,000 paid in fiscal year 1994 and an annual fee of $12,000. The Company may receive income in the future for the supply of the system to other countries.

The Company earned $28,978 for the 1995 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1995.

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

The Company generated revenues of $3,125,975 (a decrease of 8% over 1995) for the year ended September 30, 1996. The decrease in revenues is principally due to the fact that The Times of London and Sunday Times promotions in 1995 gave rise to a high level of non repeat business which has not been fully replaced by the revenues generated by the 1996 campaigns. The Company increased its number of Cardholders from 19,000 to 43,500 at September 30, 1995 and at September 30, 1996 respectively, largely as a result of the 17,500 Company Cardholders produced by the MBNA campaign since August 1996. The Company marginally decreased its number of Participating Restaurants from 460 to 440 at September 30, 1995 and at September 30, 1996 respectively. This decrease is attributable to the Company's policy of rationalising Participating Restaurants with low levels of business. Membership fees for the year ended September 30, 1996 of $570,425 are 10% higher than 1995 as a result of the increasing numbers of Company Cardholders.

Cost of sales amounted to $2,085,905 (a decrease of 8% over 1995) for the year ended September 30, 1995, in line with the 8% decrease in revenues.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1996 amounted to $3,670,307 representing a decrease of 4% over 1995. The decrease can be attributed to a cost evaluation exercise that was undertaken in June 1996 which resulted in savings in printing and staff costs.

Transmedia France incurred losses of approximately $1,250,000 after revenues of $156,370, for the year ended September 30, 1996, being its first year of operations which commenced on a trial basis in April 1996. The Company's share of those losses amounted to $509,404. For the year ended September 30, 1995 Transmedia France incurred pre-trading losses of approximately $182,624. The Company's share of those losses amounted to $92,455.

The Company earned $8,112 for the 1996 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company was initially capitalised with 6,206,896 shares, (after giving retroactive effect to stock dividends,) for consideration of $500. On August 11, 1993, the Company issued 3,718,784 shares of common stock of which (i) 225,000 shares were issued to Conestoga, a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J. Guinan III, the President, Chief Executive Officer and Director of the Company, in consideration of costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 shares were issued to Network, as partial consideration for the purchase of the License; (iii) 275,000 shares were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the License; and (iv) the remaining 2,722,500 shares were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993, of the cash proceeds of $2,722,500, $850,000 was paid to Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to the Company for use as working capital in respect of the utilisation by the Company of its rights under the License Agreement.

In February 1994, the Company completed a second private placement of 700,000 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilisation by the Company of its rights under the License Agreement. In addition, the Company separately issued 10,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the second private placement in February 1994.

In July 1995 the Company issued 590,857 shares of 6 1/2% Convertible Preferred Stock at a price of $3.50 per share. The net proceeds of $1,964,600 have been used to finance the Company's investment in France and to provide working capital to existing operations.

In July 1996 the Company issued 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 have been used to provide working capital to existing operations. In December 1996 the Company issued 556,250 shares of Common Stock at a price of $2.00 per share. The net proceeds of $1,097,500 will be used to provide working capital to existing operations.

Net cash used in operating activities for the years ended September 30, 1996, 1995 and 1994 were $1,189,923, $1,071,496 and $2,456,271, respectively, of which
$206,619, $(323,052)and $(1,659,726), respectively, represents the net cash inflow/(outflow) for advances to Company Participating Restaurants. These cash outflows were funded by the 1994 issue of Common Stock which generated $2,031,097, the 1995 issue of 6 1/2% Convertible Preferred Stock and the 1996 issue of Common Stock.

The Company made investments in Transmedia France of $300,000 and $1,500,000 during the years ended September 30, 1996 and 1995, respectively. In addition, there were cash flows to related parties of $338,053, $55,965 and $201,282 for the years ended September 30, 1996, 1995 and 1994, respectively.

In June 1996 the Company purchased 148,853 and 48,142 shares of Common Stock from E Guinan III and Conestoga Partners Inc. at $2.625 per share, as repayment of their outstanding loans.

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

Although the Company anticipates that its current cash, together with revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund operating, and other capital needs for the next year, the Company will be required to seek additional financing during such period in the event it either intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs for the next year there can be no assurance that the Company will be able to obtain such additional financing during such 12 month period.


INFLATION AND SEASONALITY

The Company does not believe that its operations have been materially influenced by inflation. The business of individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverages served. However, the Company at this time has no basis on which to project seasonal effects, if any, to its business as a whole.

ITEM 8- FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Auditors.                                           F1


Consolidated Balance Sheets as at September 30, 1996 and 1995.            F2-F3


Consolidated Statements of Operations for the years ended                 F4
September 30, 1996, 1995 and 1994.


Consolidated Statements of Changes in Stockholders' Equity for the        F5
years ended September 30, 1996 and 1995 and 1994.


Consolidated Statements of Cash Flows for the years ended                 F6
September 30, 1996, 1995 and 1994.


Notes to the Consolidated Financial Statements.                           F7-F16

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Transmedia Europe, Inc.


We have audited the accompanying consolidated balance sheets of Transmedia Europe, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Europe, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles in the United States.





December 20, 1996

                                                                         KPMG
                                                                         London
                                                                         England



                                       -F1-

TRANSMEDIA EUROPE, INC.
Consolidated Balance Sheets


                                                                       SEPTEMBER 30,  1996    SEPTEMBER 30,  1995
                                                                       -------------------    -------------------
ASSETS

CURRENT ASSETS

   Cash (including temporary cash investments of                                $   61,661        $  796,911
   $730,767 at September 30, 1995)

   Trade accounts receivable                                                       105,167           131,555

   Restaurant credits (net of allowance for irrecoverable credits                1,309,279         1,622,571
   of $399,328 at September 30, 1996 and of $357,557 at
   September 30, 1995)

   Amounts due from related parties (note 3)                                       114,246           709,585

   Prepaid expenses and other current assets                                       264,478           113,640
                                                                                ----------        ----------

TOTAL CURRENT ASSETS                                                             1,854,831         3,374,262


NON-CURRENT ASSETS


     Investment in affiliated company (note 2)                                     698,141           938,413


     Property and equipment, net of accumulated depreciation of                     76,357           103,893
     $104,262 at September 30, 1996 and $64,366 at September 30,
     1995 (note 5)


     Intangible assets, net of accumulated amortisation of $324,248 at
     September 30, 1996 and $216,172 at September 30, 1995
     (note 4)                                                                    1,297,026         1,405,112
                                                                                ----------        ----------

TOTAL ASSETS                                                                    $3,926,355        $5,821,680
                                                                                ==========        ==========


See accompanying notes to the consolidated financial statements.



                                      - F2-

TRANSMEDIA EUROPE, INC.
Consolidated Balance Sheets


                                                                   SEPTEMBER 30,  1996    SEPTEMBER 30,  1995
                                                                   -------------------    -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                          $        --         $   109,422
   Trade accounts payable                                                      483,229             322,901
   Deferred membership fee income                                              352,542             356,814
   Accrued liabilities (note 7)                                                438,395             303,203
   Amount due to related parties (note 3)                                           --             416,280
                                                                           -----------         -----------

   Total current liabilities                                                 1,274,166           1,508,620

NON-CURRENT LIABILITIES
   Deferred license fee income (note 2)                                        500,000             500,000
                                                                           -----------         -----------

   Total liabilities                                                         1,774,166           2,008,620
                                                                           -----------         -----------

STOCKHOLDERS' EQUITY

   6 1/2% Convertible Preferred Shares, $0.01 par value, 5,000,000 shares authorised, 590,857 issued and outstanding  shares at
   September 30, 1996 and 1995                                                   5,909               5,909

   Common stock, $.00001 par value, 20,000,000 shares authorised,
   12,319,537 issued and outstanding  shares at September 30,
   1996 and 11,426,680 at September 30, 1995                                       123                 114

   Additional paid in capital                                                9,647,072           8,412,081

   Accumulated deficit                                                      (6,908,928)         (4,213,404)

   Treasury stock, 196,995 shares of common stock at cost                     (517,112)                 --

   Unearned compensation - restricted stock (note 11)                          (78,000)           (402,000)

   Cumulative foreign currency translation adjustment                            3,125              10,360
                                                                           -----------         -----------

   Total stockholders' equity                                                2,152,189           3,813,060
                                                                           -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 3,926,355         $ 5,821,680
                                                                           ===========         ===========


See accompanying notes to the consolidated financial statements.


                                     - F3 -

TRANSMEDIA EUROPE, INC.
Consolidated Statements of Operations

                                                                   Years ended September 30,

                                                        1996                 1995                 1994
                                                    ------------         ------------         ------------

Revenues                                            $  3,125,975         $  3,399,831         $  2,042,126
Membership fee                                           570,425              518,166               85,847
Other income                                                --                 50,000               50,799
                                                    ------------         ------------         ------------
Total revenue and fees                                 3,696,400            3,967,997            2,178,772

Cost of sales                                          2,085,905            2,266,586            1,360,994
                                                    ------------         ------------         ------------
Gross profit                                           1,610,495            1,701,411              817,778

Selling, general and administrative expenses          (3,670,307)          (3,816,386)          (2,855,906)
                                                    ------------         ------------         ------------

Loss from operations                                  (2,059,812)          (2,114,975)          (2,038,128)

Share of losses of associated company                   (509,404)             (92,455)                --

Interest income                                            8,112               28,978               92,892
                                                    ------------         ------------         ------------

Loss before income tax                                (2,561,104           (2,178,452)          (1,945,236)

Income taxes (note 10)                                      --                   --                   --
                                                    ------------         ------------         ------------

Net loss before preferred share dividends             (2,561,104)          (2,178,452)          (1,945,236)

Preferred share dividends                               (134,420)             (37,000)                --
                                                    ------------         ------------         ------------

Net loss after preferred share dividends            $ (2,695,524)        $ (2,215,452)        $ (1,945,236)
                                                    ------------         ------------         ------------

Loss per common share                                      (0.24)               (0.19)               (0.19)


Weighted average number of common
shares outstanding                                    11,448,212           11,423,680           10,427,383
                                                    ------------         ------------         ------------


See accompanying notes to the consolidated financial statements.



                                     - F4 -

TRANSMEDIA EUROPE, INC.

Consolidated Statements of Changes in Stockholders' Equity

                                     NUMBER OF                   NUMBER OF                      ADDITIONAL
                                      COMMON        COMMON       PREFERRED     PREFERRED         PAID-IN
                                      SHARES        STOCK          SHARES        STOCK           CAPITAL


Balance, September 30, 1993         10,010,680        $100             --        $   --        $ 3,366,307
Issuance of common stock               710,000           7             --            --          2,129,993
Issue costs                                 --          --             --            --            (98,903)
Net loss                                    --          --             --            --                 --
Issuance of restricted stock           700,000           7             --            --          1,049,993
Effect of foreign currency
translation                                 --          --             --            --                 --
Compensation expense -
  restricted stock                          --          --             --            --                 --
                                    ----------        ----        -------        ------        -----------
Balance, September 30, 1994         11,420,680         114             --            --          6,447,390
Issuance of common stock
  due to exercise of options             6,000          --             --            --              6,000
Issuance of convertible
  preferred stock                           --          --        590,857         5,909          2,062,091
Issue costs                                 --          --             --            --           (103,400)
Net loss after preferred
  share dividends                           --          --             --            --                 --
Effect of foreign currency
  translation                               --          --             --            --                 --
Compensation expense -
  restricted stock                          --          --             --            --                 --
                                    ----------        ----        -------        ------        -----------
Balance, September 30, 1995         11,426,680        $114        590,857        $5,909        $ 8,412,081

Issuance of common stock               892,857           9             --            --          1,249,991
Issue costs                                 --          --             --            --            (15,000)
Net loss after preferred
  share dividends                           --          --             --            --                 --
Effect of foreign currency
  translation                               --          --             --            --                 --
Compensation expense -
  restricted stock                          --          --             --            --                 --
Treasury stock                              --          --             --            --                 --
                                    ----------        ----        -------        ------        -----------
Balance, September 30, 1996         12,319,537        $123        590,857        $5,909        $ 9,647,072
                                    ==========        ====        =======        ======        ===========

                                                      CUMULATIVE
                                                   FOREIGN CURRENCY      UNEARNED
                                     TREASURY         TRANSLATION      COMPENSATION        ACCUMULATED
                                      STOCK           ADJUSTMENT     RESTRICTED STOCK        DEFICIT             TOTAL

Balance, September 30, 1993         $      --         $     --         $        --         $   (52,716)        $ 3,313,691
Issuance of common stock                   --               --                  --                  --           2,130,000
Issue costs                                --               --                  --                  --             (98,903)
Net loss                                   --               --                  --          (1,945,236)         (1,945,236)
Issuance of restricted stock               --               --          (1,050,000)                 --                  --
Effect of foreign currency
translation                                --            8,060                  --                  --               8,060
Compensation expense -
restricted stock                           --               --             324,000                  --             324,000
                                    ---------         --------         -----------         -----------         -----------
Balance, September 30, 1994                --            8,060            (726,000)         (1,997,952)          3,731,612
Issuance of common stock
due to exercise of options                 --               --                  --                  --               6,000
Issuance of convertible
preferred stock                            --               --                  --                  --           2,068,000
Issue costs                                --               --                  --                  --            (103,400)
Net loss after preferred
share dividends                            --               --                  --          (2,215,452)         (2,215,452)
Effect of foreign currency
translation                                --            2,300                  --                  --               2,300
Compensation expense -
restricted stock                           --               --             324,000                  --             324,000
                                    ---------         --------         -----------         -----------         -----------
Balance, September 30, 1995                --         $ 10,360         $  (402,000)        $(4,213,404)        $ 3,813,060

Issuance of common stock                   --               --                  --                  --           1,250,000
Issue costs                                --               --                  --                  --             (15,000)
Net loss after preferred
share dividends                            --               --                  --          (2,695,524)         (2,695,524)
Effect of foreign currency
translation                                --           (7,235)                 --                  --              (7,235)
Compensation expense -
restricted stock                           --               --             324,000                  --             324,000
Treasury stock                       (517,112)              --                  --                  --            (517,112)
                                    ---------         --------         -----------         -----------         -----------
Balance, September 30, 1996         $(517,112)        $  3,125         $   (78,000)        $(6,908,928)        $ 2,152,189
                                    ==========        ========         ===========         ===========         ===========

See accompanying notes to the consolidated financial statements.


                                      -F5-

TRANSMEDIA EUROPE, INC.
Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                                                  SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                    1996                 1995             1994
                                                                                   -----------       -----------       -----------
Cash flows from operating activities:

- Net loss before preferred share dividends                                      $(2,561,104)       $(2,178,452)      $ (1,945,236)


Adjustment to reconcile net loss to net cash used in operating activities:
- Depreciation and amortisation                                                      151,265            149,497            129,979
- Amortisation of unearned compensation                                              324,000            324,000            324,000
- Provision for irrecoverable restaurant credits                                      41,771            281,357             76,200
- Share of losses of associated company                                              509,404             92,455               --

Changes in assets and liabilities:
- Trade accounts payable                                                             173,244            125,409            197,492
- Accrued liabilities                                                                 84,590            (53,114)           317,717
- Restaurant credits                                                                 206,619           (323,052)        (1,659,726)
- Trade accounts receivable                                                           21,125            (17,426)          (114,129)
- Prepaid expense and other current assets                                          (150,838)           (41,465)           (70,087)
- Deferred membership fees                                                            10,001             69,295            287,519
- Deferred license fee income                                                           --              500,000               --
                                                                                 -----------        -----------        -----------
Net cash used in operating activities                                             (1,189,923)        (1,071,496)        (2,456,271)
                                                                                 -----------        -----------        -----------

Cash flows from investing activities:

- Due to related parties                                                            (338,053)           (55,965)          (201,282)
- Purchase of property and equipment                                                 (18,141)           (17,594)          (135,824)
- Loan to associated company                                                          30,868            (30,868)              --
- Net investment in associated company                                              (300,000)        (1,000,000)              --
                                                                                 -----------        -----------        -----------
Net cash used in investing activities                                               (625,326)        (1,104,427)          (337,106)
                                                                                 -----------        -----------        -----------

Cash flows from financing activities:
- Net proceeds received from issuance of:

   common stock                                                                    1,235,000               --            2,031,097
   convertible preferred shares                                                         --            1,964,600               --
- Payment of preferred dividend                                                      (71,685)              --                 --
- Bank overdraft                                                                    (109,422)           109,422               --
- Exercise of options                                                                   --                6,000               --
                                                                                 -----------        -----------        -----------
Net cash provided by financing activities                                          1,053,893          2,080,022          2,031,097
                                                                                 -----------        -----------        -----------

Effect of foreign currency on cash                                                    26,106                377             10,788
                                                                                 -----------        -----------        -----------
Net decrease in cash and temporary
cash investments                                                                    (735,250)           (95,524)          (751,492)
                                                                                 -----------        -----------        -----------

Cash and temporary cash investments at
beginning of period                                                                  796,911            892,435          1,643,927
                                                                                 -----------        -----------        -----------
Cash and temporary cash investments
at end of period                                                                 $    61,661        $   796,911        $   892,435
                                                                                 ===========        ===========        ===========


Supplemental disclosures of cash flow information:
No amounts of cash were paid for income taxes for each of the periods presented. Interest paid during the fiscal year ended September 30, 1996 was $13,750 (1995 :$12,022, 1994 :$nil).
See accompanying notes to the consolidated financial statements.


                                      -F6-

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Description of business

         Transmedia Europe, Inc. ('the Company') was incorporated in Delaware on February 9, 1993.

         The Company's main business activity through its wholly owned subsidiary company, Transmedia UK plc, is to make 'cash advances' to restaurants for food and beverage credits from certain participating restaurants, which are then recovered as the Company's cardholders utilise their restaurant charge cards (see note 1(d)). Presently, the Company's operations are in the United Kingdom and there is an affiliate company operating in France.

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

         The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures.

         As of September 30, 1996, Transmedia Europe, Inc. had equity interests in the following companies:

         Name                                        Country of Incorporation                % Owned
         Transmedia Europe plc                       United Kingdom                              100
         Transmedia UK plc                           United Kingdom                              100
         Transmedia UK, Inc.                         United States of America                    100
         Transmedia La Carte Restaurant S.A          France                                       36


(b)      Principles of consolidation

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)      Investment in France

         The Company has invested a total of $1,800,000 in Transmedia La Carte Restaurant S.A. which operates the Restaurant Card in France. The investment is accounted for using the equity method, as under the current structure the Company will be unable to exercise unilateral control by virtue of the Company owning just 36% of the equity and having the right to appoint two of the four directors.

         The shareholder agreement provides for "put" and "call" options. The Company has a call option to acquire the joint venture partner's shares in Transmedia La Carte Restaurant S.A. in the fourth year of operations at a price based upon a valuation equal to ten times operating cash flows. The joint venture partners have put options in years 2 and 4. The basis for valuation under the year 2 option is equal to 120 % of capital invested and under the year 4 option is equal to ten times operating cash flows.

(d)      Restaurant Credits

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

                                     - F7 -

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

(d)      Restaurant Credits (continued)

         The funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilise their restaurant charge card at the respective restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect of the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

(e)      Intangible assets

         Intangible assets consist entirely of the cost of the Transmedia License and represents the consideration paid to Network in both cash and the fair value of Company shares for the Transmedia License to operate in the licensed territories using the systems, procedures and "know how" of the Transmedia business.

         The license cost is being amortised on a straight line basis over its estimated useful life of 15 years from the commencement of operations on October 1, 1993.

         The Company evaluates the carrying value of its investment in license costs for impairment based on an estimate of future undiscounted cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or September 30, 1995.

(f)      Property and equipment

         Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight line method over the estimated useful lives of the assets as follows:

         Furniture and fixtures                      5 years
         Office equipment                            4-5 years

(g)      Income taxes

         The Company recognises deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

         A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised.

(h)      Revenues

         Revenues represent the retail value of food and beverages acquired from participating restaurants by the Company's cardholders, less the 20% or 25% discount offered to cardholders. Membership fees collected on the 25% discount card are deferred and recognised as revenue in equal monthly instalments over the periods benefited.

(i)      Unearned compensation

         The Company has recorded unearned compensation for shares of restricted common stock issues in exchange for certain consultancy and financial advisory services. The restricted shares and the unearned compensation have been recorded at the fair value of the shares at the date at which they were issued. Compensation expense is recorded on a periodic basis as the restriction of such shares expires.

                                     - F8 -

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

(j)      Cardholder bonuses

         The Company operates a number of cardholder "Bonus" programs whereby the cardholder receives a bonus of food and beverage, credited to their account. The bonus is utilised as the cardholder uses The Restaurant Card and is processed as an additional saving to the standard 20 % or 25% saving offered by the Company. The bonus is accrued by the Company when the bonus is granted to the Company Cardholder.

(k)      Loss per common share

         Loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Common stock equivalents have not been included because they are considered anti-dilutive.

 (l)     Foreign currencies

         The reporting currency of the Company is the United States dollar.

         For consolidation purposes, the assets and liabilities of overseas subsidiary undertakings are translated at the closing exchange rates. Consolidated statements of income of such undertakings are consolidated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity.

         Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year to September 30, 1996 the Company recorded an exchange loss of $55,775 (1995 a gain of $3,653).

(m)      Temporary cash investments

         For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

(n)      Advertising costs

         The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30, 1996, 1995 and 1994 were $56,610, $nil and $24,537 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1996, 1995 and 1994 that should be capitalised.

(o)      Use of estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally acepted accounting principles. Actual results could differ from those estimates.

                                      -F9-

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

2.       INVESTMENT IN AFFILIATED COMPANY

         The Investment in Transmedia La Carte Restaurant S.A. ("Transmdia France") consists of the following:

                                     1996             1995
                                     ----             ----
Cost of investment               $ 1,800,000        $ 1,500,000
Less: Share of license fee          (466,667)          (500,000)
                                 -----------        -----------
                                   1,333,333          1,000,000

Share of losses                     (635,192)           (92,455)
Amounts due from affiliate              --               30,868
                                 -----------        -----------
                                 $   698,141        $   938,413
                                 -----------        -----------


         Due to the provision of "put" and "call" options in the shareholders agreement which establish a basis under which Transmedia France may become a wholly owned subsidiary, $500,000 of the $1,000,000 sub-license fee paid to the Company by Transmedia France in 1995 has not been recognised but instead has been deferred until such time as these options are exercised or expire. The remaining balance of $500,000 has also been deferred against the investment in the Transmedia France and is being amortised over a 15 year period commencing October 1995.

         The Transmedia License requires the payment of a royalty to Network in the event that the Company opens in another country being the greater of $250,000 or 25% of the initial fee.

         On April 19, 1996 Transmedia France completed a rights issue of shares. Whilst the Company declined to subscribe it did acquire 15,000 shares, in an unrelated transaction, from International Advance, Inc., a company of which Edward J Guinan III, President of the Company, is the principal shareholder and an officer and director, in exchange for $300,000 and certain rights to jointly develop systems unrelated to the business of Transmedia France. Accordingly the Company's interest was reduced to 36%. In December 1996 the Company reached an agreement, effective January 1997, with Transmedia France under which it granted sub-licenses for Belgium/Luxembourg, Spain, Italy and French speaking Switzerland for 9,250,000Ffr (approximately $1,780,000). This payment will be used by the Company to increase its interest in Transmedia France to 60%. Network has agreed to defer the 25% royalties due upon the completion of the agreement ($800,000 in aggregate) with payment to be made as each country area is opened of $250,000 except for $50,000 for French speaking Switzerland. Under certain circumstances the payment schedule can be accelerated.

3.       RELATED PARTY TRANSACTIONS

         On February 9, 1993, Edward J Guinan III purchased 100 shares of common stock for $100 and subsequently received a stock dividend of 1,000 shares on February 10, 1993. He was issued with 4,550,623 shares of common stock in a stock split effected in the form of a stock dividend paid to holders of record at the close of business on May 5, 1993. Edward J Guinan III, the President, Chief Executive Officer, and a Director of the Company is also the President, Secretary, Treasurer and a Director of Conestoga. Mr Guinan owns 73% of the outstanding common stock of Conestoga.

         Conestoga sold the License to the Company on May 19, 1993, for an initial down payment of $275,000 plus the assumption by the Company of all expenses incurred by Conestoga with respect to the License on or after January 1, 1993. Pursuant to an amendment dated August 10, 1993, Conestoga agreed to purchase 500,000 shares of common stock at a price of $1.00 per share by forgiving $500,000 of costs and advances of the Company for part consideration for the License of $275,000 and costs of $225,000 incurred in the course of raising capital.

         In connection with the relocation of Mr Guinan from New York to London, the Company made certain arrangements including the loan of $284,566 to Mr Guinan in February 1994 to pay the outstanding balance on his mortgage. The Company also reimbursed Mr Guinan's relocation expenses in the amount of approximately $3,108.

                                      -F10-

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Pending resolution of Mr Guinan's residence status in London, the Company advanced payment on the rental costs of his residence and other sundry amounts in lieu of the payment of a portion of his salary. The amount so advanced during 1995 was $224,991 of which $133,120 relates to the rental of his residence, $22,376 is for travel expenses and the balance of $69,495 for other sundry amounts. Mr Guinan had repaid $192,000 of these amounts through September 30, 1995. The amount advanced to Mr Guinan increased by $230,991 during the year ended September 30, 1996. The cumulative total amount due to the Company has been satisfied by repayment to the Company of $176,149 and the sale of 148,853 shares of Common Stock at $2.625 per share to the Company.

         During 1995 the Company advanced $259,837 to International Advance, Inc., a company of which Edward J Guinan III, President of the Company, is the principal shareholder and an officer and director. The balance at September 30, 1996 was $20,946.

         The amount due to related parties of $416,280 at September 30, 1995 represents temporary funding and advances provided by Transmedia Asia Pacific, Inc. offset by management charges from the Company. Transmedia Asia Pacific, Inc. is an affiliate due to the significant shareholding held by Edward J. Guinan III, the President, Chief Executive Officer, Chief Financial Officer and Director of the Company. The main movements during the year ended September 30, 1996 are for working capital requirements but additions include $1,250,000 for proceeds for the private placement of common stock on August 1, 1996 which has resulted in Transmedia Asia Pacific, Inc. owing the Company $93,300 at the year end.

         The net amounts due from related parties consist of the following:

                                                                                    September 30,       September 30,
                                                                                            1996                1995
         E Guinan III                                                                $    --               $ 335,897
         Conestoga Partners, Inc.                                                         --                 113,851
         International Advance, Inc                                                     20,946               259,837
         Transmedia Asia Pacific, Inc.                                                  93,300              (416,280)
                                                                                     ---------             ---------
                                                                                     $ 114,246             $ 293,305
                                                                                     =========             =========


         The loans are unsecured and non interest bearing. Information regarding the activity with respect to the amounts due from related parties is as follows:

                                                            E. Guinan III     Conestoga  International    Transmedia
                                                            -------------     ---------  -------------    ----------
                                                                               Partners       Advances  Asia Pacific
                                                                               --------       --------  ------------
                                                                                                                Inc.
                                                                                                                ----



         Balance at September 30, 1994                         $  302,906    $   44,597     $       -   $  (110,163)
         Additions                                                224,991        69,254       259,837      (385,000)
         Amounts charged                                                -             -             -        78,883
         Amounts collected                                       (192,000)            -             -             -
                                                               ----------    ----------     ---------   -----------

         Balance at September 30, 1995                            335,897       113,851       259,837      (416,280)
         Additions                                                230,991        12,522       281,750     1,340,307
         Amounts charged                                                -             -       183,914       362,793
         Amounts collected                                       (176,149)            -      (704,555)   (1,193,520)
         Treasury stock                                          (390,739)     (126,373)            -             -
                                                               ----------    ----------     ---------   -----------

         Balance at September 30, 1996                         $        -    $        -     $  20,946   $    93,300
                                                               ==========    ==========     =========   ===========





                                      -F11-

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

4.       INTANGIBLE ASSETS

         Intangible assets consist of the costs of the Transmedia License as follows:

                                                                               1996              1995
                                                                               ----              ----


         Acquisition cost                                              $  1,621,284      $  1,621,284
                                                                       ------------      ------------
         Accumulated amortisation:

         Balance at beginning of year                                       216,172           108,086
         Charge for the year                                                108,086           108,086
                                                                       ------------      ------------
         Balance at end of year                                            (324,258)         (216,172)
                                                                       ------------      ------------

         Net book value at September 30,                               $  1,297,026      $  1,405,112
                                                                       ============      ============

5        PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                      FURNITURE AND            OFFICE            TOTAL
                                           FIXTURES          EQUIPMENT           -----
                                           --------          ---------
         COST

At September 30, 1994                      $  10,548        $ 137,853        $ 148,401
Additions                                      7,221           10,373           17,594
Foreign exchange                                 167            2,097            2,264
                                           ---------        ---------        ---------
At September 30, 1995                         17,936          150,323          168,259

Additions                                       --             18,141           18,141
Foreign exchange                              (1,887)          (3,894)          (5,781)
                                           ---------        ---------        ---------
At September 30, 1996                         16,049          164,570          180,619
                                           ---------        ---------        ---------
ACCUMULATED DEPRECIATION

At September 30, 1994                          1,545           21,069           22,614


Charge for the year ended

September 30, 1995                             2,904           38,507           41,411
Foreign exchange                                  25              316              341
                                           ---------        ---------        ---------
At September 30,1995                           4,474           59,892           64,366

Charge for the year ended

September 30, 1996                             3,209           39,970           43,179
Foreign exchange                                (111)          (3,172)          (3,283)
                                           ---------        ---------        ---------
At September 30, 1996                          7,572           96,690          104,262
                                           ---------        ---------        ---------

NET BOOK VALUE AT SEPTEMBER 30, 1996       $   8,477        $  67,880        $  76,357
                                           =========        =========        =========
NET BOOK VALUE AT SEPTEMBER 30, 1995       $  13,462        $  90,431        $ 103,893
                                           =========        =========        =========



                                      -F12-

TRANSMEDIA EUROPE, INC.

Notes to the Consolidated Financial Statements

6.       ALLOWANCE FOR IRRECOVERABLE RESTAURANT CREDITS

         Changes in the Company's allowance for irrecoverable restaurant credits were as follows:

                                                                             Year ended           Year ended       September  30,
                                                                          September  30,                           1996     1995


         Balance at the beginning of the period                              $  357,557           $   76,200
         Additions - charged to costs and expenses                               41,771              281,357
                                                                             ----------           ----------
         Balance at end of period                                            $  399,328           $  357,557
                                                                             ==========           ==========



7.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                      September 30,          September 30,
                                                                              1996                  1995
         Accrued payroll and holiday pay                              $     69,061           $    94,907
         Income taxes payable                                                    -                 1,600
         Cardholder bonuses                                                  8,762                     -
         Tips and tax                                                      113,102                47,717
         Food and beverage provision                                        71,098                     -
         Professional fees                                                  54,600               100,713
         Royalties payable                                                  22,037                21,266
         Preferred share dividends                                          99,735                37,000
                                                                      ------------           -----------
                                                                      $    438,395           $   303,203
                                                                      ============           ===========


8.       STOCK OPTIONS AND WARRANTS

         Under the Company's 1993 stock option and rights plan (the 'Plan'), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. Stock options granted under the Plan may either be incentive stock options or non-qualified stock options for US federal income tax purposes. The Plan provides that the stock option committee of the board of directors may grant stock options or stock appreciation rights with respect of a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

         The Company has allocated options to purchase 206,000 shares of common stock under the Plan at a price of $1.00 exercisable at any time through August 31, 1998. No stock appreciation rights have been granted.

         The per share fair value of the stock options granted in 1996 was $0.40 on the date of grant using the Black Scholes valuation method with the weighted average assumptions being an expected dividend yield of 0%, a risk free interest rate of 6% and an expected life being the remaining term of the option.

         The Company has also issued warrants to purchase 597,619 shares of common stock at an exercise price ranging from $1.40 to $2.50 per share. The warrants have a three to five year term expiring through July 2000.

                                      -F13-

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

8.       STOCK OPTIONS AND WARRANTS (CONTINUED)

         Stock option and warrant activity during the periods indicated is as follows:

                                                 Options                              Warrants
                                               Number of                             Number of     Weighted Average
                                                  Shares       Exercise Price           Shares       Exercise Price
                                         ---------------      ---------------  ---------------      ---------------
         Balance at September 30, 1994             6,000                $1.00                -                    -

              Granted                                  -                    -          200,000                $1.50
              Exercised                          (6,000)                $1.00                -                    -
                                         ---------------      ---------------  ---------------      ---------------

         Balance at September 30, 1995                 -                    -          200,000                $1.50

              Granted                             40,000                $1.78          397,619                $1.68
              Exercised                                -                    -                -                    -
                                         ---------------      ---------------  ---------------      ---------------

         Balance at September 30, 1995            40,000                $1.78          597,619                $1.62
                                         ===============      ===============  ===============      ===============


         The Company applies APB Opinion No.25 in accounting for its stock options and, accordingly, no compensation cost has been recognised for its stock options in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No.123, the Company's net losses for the year ended September 30, 1996, would have been increased to the pro forma amounts indicated below:

         Net loss    As reported                                          $  (2,695,524)
                     Pro forma                                            $  (2,711,364)

         Loss per share

                     As reported                                                $ (0.24)
                       Pro forma                                                $ (0.24)


         Pro forma net loss reflects only options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is reflected in the pro forma net loss amounts presented above.

9.       LEASES

         The Company leases certain office space under lease agreements.

         Future minimum lease payments under non-cancellable operating leases as of September 30, 1996, are as follows:

                                                                         Year ending September 30
                                                                            1997  $    150,846
                                                                            1998       150,846
                                                                                  ------------
                            Total minimum lease payments                          $    301,692
                                                                                  ------------


         The amount charged to the consolidated statement of operations for rent expense in the year ended September 30, 1996 was $149,449 (1995:
         $111,526).

                                      -F14-

TRANSMEDIA EUROPE, INC.
Notes to the Consolidated Financial Statements

10.      INCOME TAXES

         Income taxes reflected in the accompanying statements of operations differ from the amounts computed by applying the US federal tax rate of 34% to loss before taxes as a result of the following:

                                                                           YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                         SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                                                 1996             1995               1994
                                                                          -----------     ------------      -------------


         Computed 'expected' tax benefit                               $  (871,000)       $  (740,000)       $  (661,000)
         Non deductible expenses                                            57,000             60,000              6,000
         Change in valuation allowance for deferred tax assets             807,000            747,000            662,000
              Other (net)                                                    7,000            (67,000)            (7,000)

                                                                       -----------        -----------        -----------
         Income tax expense                                            $        --        $        --        $        --
                                                                       -----------        -----------        -----------
         The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                        YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                      SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                                              1996             1995               1994
                                                                       -----------     ------------      -------------






         Deferred tax assets:

         Net operating loss carry forwards                               $ 1,463,000        $   890,000      $   593,000

         Deferred license fee                                                170,000            170,000             --
         Investment in affiliated company                                    375,000            201,000             --
         Royalties                                                           188,000            119,000           46,000
         Pre operating costs capitalised for
         tax purposes                                                          7,000             11,000           17,000
         Other                                                                13,000             18,000            6,000
                                                                         -----------        -----------      -----------
         Total                                                             2,216,000          1,409,000          662,000
         Less valuation allowance                                         (2,216,000)        (1,409,000)        (662,000)
                                                                         -----------        -----------      -----------

         Net deferred tax assets                                         $        --        $        --      $        --
                                                                         ===========        ===========      ===========




         The US Federal net operating loss carry forward at September 30,1996 of approximately $2.3 million will begin to expire in the year 2009. The foreign net operating loss carry forward of approximately $2.0 million may be carried forward indefinitely.

11.      COMMITMENTS

         The Company has an employment agreement with its Chairman which provides for salary at an annual rate of 100,000 pounds (UK) or $156,000 using the average exchange rate for the year of $1.56 to (pound)1. The agreement was initially for a three year term up to August 30, 1996 and is subject to automatic one-year renewals.

         Each quarter the Company must pay to Network in cash for any part of the licensed territories developed by the Company or any affiliate of the Company a royalty equal to 2% of gross sales. 'Gross sales' are defined as the gross reduction during the quarter in Food and Beverage Credits. The Company will also pay Network 2% of the gross sales resulting from any other services that Network in the future may provide to cardholders or participating restaurants. Royalties charged to income pursuant to this agreement for the years ended September 30, 1996, 1995 and 1994 amounted to $83,498, $108,834 and $54,456 respectively.

                                      -F15-

TRANSMEDIA EUROPE, INC.

Notes to the Consolidated Financial Statements

11.      COMMITMENTS (CONTINUED)

         In order to maintain full rights under the Transmedia License (1) no person or group of persons, without the prior permission of Network, may acquire beneficial ownership of 30% or more of the Company; (2) Edward J Guinan III is required to maintain beneficial ownership of no less than the lower of 20% of common stock, or 15% of the common stock (as long as three other largest stockholders beneficially own no more than 15% in the aggregate); (3) the Company must commence operations
         (a) in the United Kingdom within 4 months after the August 11, 1993 closing date under the Transmedia License (the 'Closing Date'), (b) in another country other than the United Kingdom within 3 years after the Closing Date, and (c) in a second other country within the earlier of 2 years after the first country or 5 years from the Closing Date; (4) the Company must procure in the United Kingdom (a) 100 participating restaurants within the first 12 months or 250 participating restaurants within the first 24 months of the full rights under the Transmedia License; (b) 2,000 cardholders within the first 12 months or 5,000 cardholders within the first 24 months of the Transmedia License (including those receiving cards without the payment of the initial fee) and (c) participating restaurant renewals at the rate of 70% per year. As at September 30, 1996 the Company has complied in all material respects with all the covenants contained in the License Agreement.

         The Company also has other obligations under the Transmedia License respecting business practices, use of Network software programs, marketing, training, confidentiality and standard of performance, among others, the material breach of any of which may result in the termination of the full rights under the Transmedia License.

         Effective as of October 15, 1993 the Company entered into an agreement with Bostoner International, pursuant to which Bostoner International agreed to provide certain counselling and financial advisory services to the Company through December 31, 1996. Pursuant to such agreement, the Company has issued 700,000 shares of common stock to Bostoner International. A portion of such shares are subject to forfeiture if such agreement is terminated prior to December 31, 1996 at the rate of 18,000 shares for each complete month remaining at the date of termination until December 31, 1996. As of September 30, 1996 approximately 648,000 of such shares are no longer subject to forfeiture. The restricted shares and an equal amount of the unearned compensation have been included in the balance sheet at the fair value of the shares at the date at which they were issued, considered to be $1.50 per share, and compensation expense for services rendered is recorded on a periodic basis as the restriction of such shares expire.

12.      BUSINESS AND CREDIT CONCENTRATIONS

         Most of the Company's customers are located in the United Kingdom. No single customer accounted for more than 10% of the Company's service revenues in the period under review. No single restaurant's credit was greater than 10% of the Company's total restaurant credit balance at September 30, 1996.

13.      CONTINGENCY

         The Company is the defendant in a law suit relating to the granting of a sub-license to operate in Belgium. Management believe that the ultimate outcome of the case will not have a material impact on the financial statements.

14.          NEED FOR FUTURE FUNDING

         Although the Company anticipates that its current cash, together with revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund operating, and other capital needs for the next year, the Company will be required to seek additional financing during such period in the event it either intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs for the next year there can be no assurance that the Company will be able to obtain such additional financing during such 12 month period.

                                      -F16-

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders (the "Proxy Statement"), to be filed on or before January 28, 1997, and is incorporated herein by this reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the Proxy Statement, and is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by this reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, to be filed on or before January 28, 1997, which is incorporated herein by this reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report.

(a)  (1)  Financial Statements:
                  Transmedia Europe, Inc.
                  See "Index to Consolidated Financial Statements" contained in Part II, Item 8

(a)  (2)  Financial Statement Schedules:

                  All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(a)  (3)  Exhibits:

                  10.1 (o) Sublicense Agreement dated June 30, 1995, by and between the Company, International Advance,
                  Inc. and Network

                  10.1 (p) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Europe, Inc.

                  10.1 (q) First Amendment to Sublicense Agreement, to be dated, by and between Network, the Company, International Advance, Inc. and Transmedia France.

(b)      Reports on Form 8-K

                  None

(c)      Exhibits:

         See paragraph (a) (3) above for items filed as exhibits to this Form 10-K as required by item 601 of Regulation S-K.

(d)      Financial Statement Schedules:

                 See paragraphs (a) (1) above for financial statement schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                             TRANSMEDIA EUROPE, INC.

                             (Registrant)

Date:   December 20, 1996    /s/ Edward J. Guinan III
                             ---------------------------------------------
                             Name:   Edward J. Guinan III
                             Title:  Chairman, Chief Executive Officer and
                                     Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   December 20, 1996    /s/ Edward J. Guinan III
                             ---------------------------------------------
                             Name:   Edward J. Guinan III
                             Title:  Chairman, Chief Executive Officer and
                                     Director



Date: December 20, 1996      /s/ Paul L. Harrison
                             ---------------------------------------------
                             Name:   Paul L. Harrison
                             Title:   Director

Date: December 20, 1996      /s/ Walter M. Epstein
                             ---------------------------------------------
                             Name:   Walter M. Epstein
                             Title:  Secretary, Director

Date: December 20, 1996       /s/ Joseph Vittoria
                             ---------------------------------------------
                             Name:    Joseph Vittoria
                             Title:   Director


Date: December 20, 1996      /s/ Helene Ploix
                             ---------------------------------------------
                             Name:   Helene Ploix
                             Title:  Director

                               Exhibit Index


Exhibit                         DESCRIPTION
-------                         -----------

10.1 (o) Sublicense Agreement dated June 30, 1995, by and between the Company, International Advance,
                  Inc. and Network

10.1 (p) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Europe, Inc.

10.1 (q) First Amendment to Sublicense Agreement, to be dated, by and between Network, the Company, International Advance, Inc. and Transmedia France.