Form 10-K/A
period 1996-09-30
TRANSMEDIA EUROPE INC
filed 1997-01-28
CIK 906908

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    -----------
                          COMMISSION FILE NO. 0-24404

                             TRANSMEDIA EUROPE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                          13-3701141
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               (Address of principal executive offices)(Zip Code)

Registrant's Telephone Number, including area code: U.K. 011-44-171-930-0706

Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.00001 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                                ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 24, 1997 was: $6,488,192 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of Registrant's Common Stock, as of January 24, 1997: 12,678,792.

Documents Incorporated by Reference: None.

The purpose of this Amendment is to amend items 10, 11, 12 and 13.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a)  Table of Directors and Executive Officers

     The table below sets forth the names and ages for all of the directors and executive officers of the Company as of January 24, 1997. The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified.

         NAME                   AGE                                POSITION
---------------------           ---      ----------------------------------------------------------
Edward J. Guinan, III           49       President, Chief Executive Officer, Treasurer and Director
Walter M. Epstein               56       Director
Paul L. Harrison                35       Director and Chief Operating Officer
Helene Ploix                    52       Director
Joseph V. Vittoria              61       Director
William H. Price                35       Chief Financial Officer

     (b)  Family Relationships.

     There are no family relationships among any of the directors or executive officers of the Company.

     (c)  Experience of Directors and Executive Officers for the Past Five
Years.

     Edward J. Guinan, III has been a director of the Company since its inception and also serves as the Treasurer, President and Chief Executive Officer. Prior to January 11, 1996, Mr. Guinan served as Chief Financial Officer. Mr. Guinan began his career on Wall Street when he purchased a seat on the New York Mercantile Exchange. He traded on the floor for his own account until 1979, when he became a broker for the firm of Moseley Hallgarten Estabrook and Weeden, where he eventually became manager of their New York office. From 1982 through 1984, he was employed by Cowen & Company in New York. In 1984, Mr. Guinan established his own broker- dealer firm, Guinan and Company. From 1990 through 1991, Mr. Guinan was a broker and head of the corporate finance department at Ernst and Company, a member of the New York Stock Exchange. During 1992, Mr. Guinan was head of the corporate finance department at First Hanover Securities, Inc., a New York broker-dealer, during which time that firm was the Placement Agent for a $2,300,000 private placement for The Western Transmedia Company, Inc. (the franchisee of Transmedia Network, Inc. ("Network") for the California area). Mr. Guinan will devote such portion of his business time to the Company as is reasonably necessary for the proper conduct of the affairs thereof. Mr. Guinan is also the President, Chief Executive Officer and a director of Transmedia Asia Pacific, Inc. ("Transmedia Asia Pacific"). Since May 1995 Mr. Guinan has served as President, Chief Executive Officer, Chief Financial Officer and the sole director of International Advance, Inc. ("Advance"). Since November 1996, Mr. Guinan has been a director of Transmedia La Carte Restaurant S.A. ("Transmedia France"), of which the Company has a 36% equity interest.

     Walter M. Epstein has been a Director of the Company since September 22, 1995. Mr. Epstein is a Partner at Rubin Baum Levin Constant & Friedman which is general counsel to the Company. Mr. Epstein has been a practicing attorney for more than 30 years. He holds a B.A. from Wesleyan University, an L.L.B. from Yale Law School and an L.L.M. from New York University Graduate School of Law. Mr. Epstein is also a director of Transmedia Asia Pacific.

     Paul L. Harrison has been a Director and Chief Operating Officer since June 1996. Mr. Harrison is also President, Chief Operating Officer, Treasurer and a director of Transmedia Asia Pacific, as well as a director and President of Transmedia Australia Pty. In 1993, Mr. Harrison acted as a consultant to the Company in connection with the commencement of business operations and initial financing thereof. From 1989 until 1994, Mr. Harrison was Vice-President--European Equities of Salomon Brothers, London, with responsibility for coordinating and marketing the sales of various derivatives and other equity securities to European based institutional clients. Mr. Harrison held that position since 1989. From 1988 through 1989, Mr. Harrison was Main Board Director of County/NatWest, Wood Mackenzie, the investment banking arm of NatWest Bank, N.A. in the United Kingdom, with responsibility for developing business strategy and managing a team of securities brokers. For two years prior thereto Mr. Harrison was an Assistant Director of Hill Samuel Merchant Bank and Executive Vice-President of Wood Mackenzie Inc., with responsibilities to manage and develop the United States brokerage operations of this United Kingdom securities firm.

     Helene Ploix has been a director of the Company since January 11, 1996. From November 1989 to the present Ms. Ploix has served as Deputy Chief Executive Officer and Chairman of CDC-Participations, Chairman of CDC Gestion and Chairman of Caisse Autonome de Reinancement. From February 1986 to October 1989 Ms. Ploix was Executive Director of the International Monetary Fund and the World Bank. From August 1984 to February 1986 she was advisor to the Prime Minister, Laurent Fabius, for Economic & Financial Affairs. Prior to that Ms. Ploix served from 1978 to 1982 as a vice president of Compagnie Europeenne de Publication (CEP) Paris and from 1977 to 1978 was a technical advisor for the French Secretary of State for Consumer Affairs. From 1968 to 1978 Ms. Ploix worked at McKinsey and Co. Paris where she served as Senior Engagement Manager. Ms. Ploix is also a director of Transmedia Asia Pacific.

     Joseph V. Vittoria has been a director of the Company since August 30, 1994. From September 1987 to January 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., and was a senior executive at Avis since 1982. Mr. Vittoria is a director of UAL Corporation. He holds a BS in civil engineering from Yale University and an MBA from Columbia University. Mr. Vittoria also holds an honorary Doctor of Laws degree from Molloy College. Mr. Vittoria is also a director of Transmedia Asia Pacific.

     William H. Price has been Chief Financial Officer of the Company since March 1996. Mr. Price is also the Chief Financial Officer of Transmedia Asia Pacific, and was the financial controller for Transmedia Asia Pacific from June 1995. From September 1990 to June 1995, he was an associate director of Scorpio Financial Services Limited, a London based corporate finance advisory firm. From 1983 to 1990, he worked at Robson Rhodes, Chartered Accountants. He is a Chartered Accountant and holds an L.L.B. from Cardiff University.

     (d)  Involvement in Certain Legal Proceedings.

     None.

     (e)  Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time during the fiscal year ended September 30, 1996, was a director, executive officer or beneficial owner of more than 10% of the Company's common stock, $.00001 par value per share (the "Common Stock") with respect to the fiscal year ended September 30, 1996 and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and any written representations from such persons that no other reports were required for such persons, the Company believes that during and with respect to the fiscal year ended September 30, 1996, all filing requirements under Section 16(a) of the 1934 Act, applicable to its directors, executive officers and the beneficial owners of more than 10% of the Company's Common Stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth the total compensation (including salary, bonus and all other forms of annual and long-term compensation) paid to or accrued by the Company during the fiscal years 1996, 1995 and 1994, for the Chief Executive Officer and the current executive officers of the Company who earned over $100,000 during the Company's last fiscal year (the "Named Executives").

     Mr. Guinan has been the Chief Executive Officer of the Company since its inception. During fiscal year 1996, no officer of the Company, other than Mr. Guinan, earned more than $100,000.

                                 ANNUAL COMPENSATION
                                --------------------
                                FISCAL                     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR       SALARY       COMPENSATION
---------------------------     ------    ----------     ------------
Edward J. Guinan, III            1996     $153,625(1)      $ 22,925(2)
    Chief Executive Officer      1995     $160,000(3)      $ 58,443(2)
                                 1994     $152,000(4)      $107,031(5)

(1)  Based upon an exchange rate of British Pound Sterling 1 to $1.536.

(2)  Represents reimbursement of travel and entertainment expenses.

(3)  Based upon an exchange rate of British Pound Sterling 1 to $1.60.

(4)  Based upon an exchange rate of British Pound Sterling 1 to $1.524.

(5) Represents a relocation expense of $21,737 and reimbursement, travel and entertainment expenses of $85,294.

     During fiscal year 1996 none of the Named Executives exercised any stock options or stock appreciation rights nor have any of the Named Executives ever been granted any stock options or stock appreciation rights.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVES

     Mr. Guinan entered into an employment agreement ("Guinan Employment Agreement") with the Company, effective August 11, 1993 ("Effective Date"). The Employment Agreement provides for an initial term of three years, with one year renewals thereafter unless terminated by either party. Under the terms of the Guinan Employment Agreement Mr. Guinan serves as the President/Chief Executive Officer. At the request of the Board he is also serving as Chief Financial Officer. Mr. Guinan's contract provides for a salary of 100,000 pounds(UK) per annum plus reimbursement of certain expenses and participation in any executive benefit programs that may be adopted. Mr. Guinan may be discharged for cause including his failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, failure to adequately perform his services, engagement in an act detrimental to the Company, material breach of the Guinan Employment Agreement, disability or death. Mr. Guinan is also employed by Transmedia Asia Pacific and Advance at a similar level of compensation. Mr. Guinan is required to devote sufficient time to the business of the Company in his discretion. Mr. Guinan is required to maintain the confidentiality of Company information and to refrain from competing with the Company during the term of the Guinan Employment Agreement and for a period of two years thereafter.

STOCK OPTION PLANS

     In April 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). The purpose of the 1993 Plan is to attract and retain personnel of the highest caliber and provide increased incentives for officers and key employees to promote the well-being of the Company.

     The 1993 Plan authorizes the granting of incentive stock options and non-qualified stock options for up to 250,000 shares of the Company's Common Stock, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Unless sooner terminated, the 1993 Plan expires on December 31, 2003. Officers, key employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive awards of non-qualified stock options, but only employees of the Company or its subsidiaries are eligible to receive incentive stock options. The 1993 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the 1993 Plan. Under the 1993 Plan, no stock option may be granted having an exercise price which is less than the fair market value of the Company's Common Stock on the date of grant.

     As of January 26, 1996, options to acquire 206,000 shares have been awarded under the 1993 Plan at an exercise price of $1.00 per share, 6,000 of which were exercised in fiscal 1995.

     In January 1996, the Company's Board of Director's approved, and on April 25, 1996 the Company's stockholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside

Directors Plan provides for the automatic granting to each non-employee director of the Company on each January 1, commencing January 1, 1996, a stock option for 10,000 shares of Common Stock. Messrs. Cernan and Vittoria each would receive thereunder options covering 20,000 shares with respect to prior services on the Board of Directors. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000, which amount is subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exercisable by the optionee for a period of five years from the date of grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant. As of January 24, 1997, 70,000 options have been granted under the Outside Directors Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors acts as the Compensation Committee and the Stock Option Committee. The Board formulates and decides all matters related to the salaries, bonuses, fringe benefits or other compensation of the executive officers of the Company. The Board also decides matters relating to the granting of stock options under the 1993 Plan. See "Certain Relationships and Related Transactions" for transactions between the Company and members of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the number of shares of Common Stock beneficially owned as of January 24, 1997, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each Named Executive and director of the Company and (ii) all executive officers and directors of the Company as a group. All shares are owned both of record and beneficially unless otherwise indicated.

              NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED

                                       SHARES OWNED         % OWNED
                                       ------------         -------
NAME AND ADDRESS
Bostoner International                    700,000              6.1%
Group Establishment, Vaduz
Postfach 1234, Schaanerstrasse 13
FL-9490 Vaduz

Thomas DiBenedetto                      1,236,454(1)          10.8%
15140 Fiddlesticks Blvd
Ft. Myers, Florida 33912

FAI Overseas                            1,511,904(2)          11.4%
Investments Pty Ltd
Level II
77 Pacific Highway
Sydney, Australia 2059

              NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED

                                                           SHARES OWNED       % OWNED
                                                           ------------       -------
NAME AND ADDRESS
Edward J. Guinan, III                                      4,799,709(3)          38%
11 St. James's Square
London SW1Y 4LB, England

Walter M. Epstein                                             70,500(4)          *
30 Rockefeller Plaza
29th Floor
New York, NY 10112

Paul Harrison                                                234,753(5)         1.8%
c/o Transmedia Europe, Inc.
11 St. James's Square
London SW1Y 4LB England

Helene Ploix                                                  10,000(6)          *
c/o Transmedia Europe, Inc.
11 St. James's Square
London SW1Y 4LB England

William H. Price                                               2,000             *
c/o Transmedia Europe, Inc.
11 St. James's Square
London SW1Y 4LB England

Joseph V. Vittoria                                           400,714(7)         3.1%
c/o Transmedia Europe, Inc.
11 St. James's Square
London SW1Y 4LB England

All directors and executive officers as a group (six       5,517,676           42.1%
 persons)(3)(4)(5)(6)(7)

-----------------

*    Less than 1%.

(1) Includes 700,000 shares of Common Stock issued to Bostoner International Group Establishment ("Bostoner International") which Mr. DiBenedetto may be deemed to beneficially own. Mr. DiBenedetto is the Chief Executive Officer of Bostoner International and owns 50% of that company. Also includes 118,227 shares of Common Stock owned by Boston International Partners, L.P., a partnership of which Mr. DiBenedetto is a general partner, which Mr. DiBenedetto may be deemed to beneficially own.

(2) Includes 297,619 shares of Common Stock issuable upon exercise of warrants and 321,428 shares of Common Stock issuable upon conversion of shares of the Company's 6.5% non-voting Convertible Preferred Stock (the "Preferred Stock").

(3) Includes 226,858 shares of Common Stock owned by Conestoga Partners, Inc. ("Conestoga") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director and the President and Chief Executive Officer of Conestoga and owns 73% of the outstanding capital stock thereof. Also includes 156,851 shares of Common Stock owned by Advance which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling stockholder of Advance. Does not include 118,227 shares of Common Stock owned by Edward J. Guinan, Jr., Mr. Guinan's father, and 25,000 shares of Common Stock owned by Joan Guinan Pine, Mr. Guinan's aunt, of which Mr. Guinan disclaims beneficial ownership.

(4)  Includes 20,000 shares of Common Stock issuable upon exercise of options.

(5) Includes 200,000 shares of Common Stock issuable upon options. Does not include 226,858 shares of Common Stock owned by Conestoga, of which Mr. Harrison is a director and a minority shareholder, of which he disclaims beneficial ownership.

(6)  Includes 10,000 shares of Common Stock issuable upon exercise of options.

(7) Includes 160,714 shares of Common Stock issuable upon conversion of shares of the Preferred Stock and 40,000 shares of Common Stock issuable upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pending resolution of Mr. Guinan's residence status in London, the Company advanced payment on the rental costs of his residence and other sundry amounts in lieu of the payment of a portion of his salary. The amount so advanced during 1995 was $224,991 of which $133,120 relates to the rental of his residence, $22,376 is for travel expenses and the balance of $69,495 for other sundry amounts. Mr. Guinan had repaid $192,000 of these amounts through September 30, 1995. The amount advanced to Mr. Guinan increased by $230,991 during the year ended September 30, 1996. The cumulative total amount due to the Company has been satisfied by repayment to the Company of $176,149 and the sale of 148,853 shares of Common Stock at $2.625 per share to the Company.

     During 1995 the Company advanced $259,837 to Advance, a company of which Edward J. Guinan III, President of the Company, is the principal shareholder and an officer and director. The balance at September 30, 1996 was $20,946. The Company charged $183,914 of management expenses to Advance in fiscal 1996.

     During fiscal 1996, the Company made a net repayment of $146,787 to Transmedia Asia Pacific to repay temporary funding. Management expenses of $189,914 were charged to Transmedia Asia Pacific on behalf of the Company. The $93,300 balance as of September 30, 1996 due to the Company from Transmedia Asia Pacific is non-interest bearing and is repayable on demand. Each of the directors of the Company is also a director of Transmedia Asia Pacific. See "Directors and Executive Officer of Registrant."

     The amount advanced to Conestoga increased by $12,522 during the year ended September 30, 1996. The cumulative total amount due to the Company from Conestoga has been satisfied by the sale by Conestoga to the Company of 48,142 shares of Common Stock at $2.626 per share. Edward J. Guinan, III, President and a director of the Company, is an officer, director and controlling stockholder of Conestoga and Mr. Paul Harrison, Chief Operating Officer and a director of the Company, is a director of Conestoga. See "Security Ownership of Certain Beneficial Owners and Management."

     During fiscal 1996, the Company acquired 15,000 shares in Transmedia France from Advance for $300,000 and certain rights to jointly develop business in France. Mr. Guinan, President and a director of the Company, is also a director of Transmedia France. See "Directors and Executive Officers of Registrant."

     Mr. Walter Epstein, a director of the Company, is a Partner at the legal firm of Rubin Baum Levin Constant & Friedman, which firm acts as outside counsel to the Company and which firm received approximately $63,000 in fees for legal services in fiscal 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 27, 1997

                                        TRANSMEDIA EUROPE, INC.

                                         By: /s/ Edward J. Guinan, III
                                             -------------------------
                                             Edward J. Guinan, III
                                             President