Form 10-Q
period 1996-12-31
TRANSMEDIA EUROPE INC
filed 1997-02-14
CIK 906908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                                     ----------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to___________

                         Commission file number 0-24404
                                                -------

                            TRANSMEDIA EUROPE, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                          13-3701141
        ---------------                                    -----------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation of organization)                          Identification No.)



                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
             -------------------------------------------------------
               (Address of principal executive offices) (zip code)


                            U.K. 011-44-171-930-0706
                ------------------------------------------------
                         (Registrant's telephone number,
                                including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                           Yes        [X]       No      [ ]


The number of shares outstanding of the issuer's common stock, $.00001 par value, as of February 10, 1997: 12,678,792

                                      INDEX

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ..................................................................................   Pages 1-8
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended
December 31, 1995 and 1996 (unaudited) and the fiscal years ended September 30,
1995 and 1996.

Condensed Consolidated Balance Sheets as of:
-   September 30, 1996
-   December 31, 1996 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended
December 31, 1995 and 1996 (unaudited) and the fiscal years ended September 30,
1995 and 1996.

Condensed Consolidated Statement of Changes in Stockholders Equity for the three month periods ended December 31, 1995 and 1996 (unaudited) and for the fiscal years ended September 30, 1995 and 1996.

Notes to the Condensed Consolidated Financial Statements

ITEM 2 ..................................................................................   Pages 9-11
Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:  OTHER INFORMATION .............................................................   Page 12

SIGNATURES ..............................................................................   Page 13

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                Three months       Three months
                                                    ended             ended
                                                 December 31,       December 31         Year ended          Year ended
                                                    1995               1996            September 30,       September 30,
                                                (unaudited)         (unaudited)            1995                1996
                                                ------------        ------------        ------------        ------------

Revenues                                        $    797,274        $    910,845        $  3,399,831        $  3,125,975
Membership fees                                      146,017             123,000             518,166             570,425
Other income                                             -                   -                50,000                 -
                                                ------------        ------------        ------------        ------------

Total revenues and fees                              943,291           1,033,845           3,967,997           3,696,400

Cost of sales                                       (531,515)           (601,907)         (2,266,586)         (2,085,905)
                                                ------------        ------------        ------------        ------------

Gross profit                                         411,776             431,938           1,701,411           1,610,495

Selling, general and
administrative expenses                             (861,385)           (998,745)         (3,816,386)         (3,670,307)
                                                ------------        ------------        ------------        ------------

Loss from operations                                (449,609)           (566,807)         (2,114,975)         (2,059,812)

Share of losses of associated company                (61,240)           (126,752)            (92,455)           (509,404)

Interest income                                        2,353               3,670              28,978               8,112
                                                ------------        ------------        ------------        ------------

Loss before income taxes                            (508,496)           (689,889)         (2,178,452)         (2,561,104)

Income taxes                                             -                   -                   -                   -
                                                ------------        ------------        ------------        ------------

Net loss before preferred share dividends           (508,496)           (689,889)         (2,178,452)         (2,561,104)

Preferred share dividends                            (33,605)            (33,605)            (37,000)           (134,420)
                                                ------------        ------------        ------------        ------------

Net loss after preferred share dividends        $   (542,101)       $   (723,494)       $ (2,215,452)       $ (2,695,524)
                                                ------------        ------------        ------------        ------------

Loss per common share                           $      (0.05)       $      (0.06)       $      (0.19)       $      (0.24)

Weighted average number of  common

shares outstanding                                11,426,680          12,237,420          11,423,680          11,448,212
                                                ------------        ------------        ------------        ------------


See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   September 30,      December 31,
                                                                        1996              1996
                                                                                      (unaudited)
                                                                  ---------------   ---------------
ASSETS

CURRENT ASSETS

      Cash (including temporary cash investments
      of  $562,268 at December 31, 1996 and
      $nil at  September 30, 1996)                                    $   61,661       $  848,542

      Trade accounts receivable                                          105,167           37,182

      Restaurant credits, (net of allowance for irrecoverable
      credits of  $463,375 at December 31, 1996 and of $399,328
      at September 30, 1996)                                           1,309,279        1,492,933

      Amounts due from related parties (note 3)                          114,246          308,084

      Prepaid expenses and other current assets                          264,478          232,461
                                                                      ----------       ----------

TOTAL CURRENT ASSETS                                                   1,854,831        2,919,202

NON-CURRENT ASSETS

      Investment in and advances to affiliated company (note 2)          698,141          567,653

      Property and equipment  (net of accumulated
      depreciation  of $104,262 at September 30, 1996
      and $126,170, at December 31, 1996)                                 76,357           71,433

      Intangible and other assets (net of accumulated
      amortization of $324,248 at September 30, 1996
      and $351,279 at December 31, 1996)                               1,297,026        1,404,746
                                                                      ----------       ----------

TOTAL ASSETS                                                          $3,926,355       $4,963,034
                                                                      ----------       ----------


See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                    September 30,      December 31,
                                                                                             1996              1996
                                                                                                        (unaudited)

                                                                                    -------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Trade accounts payable                                                        $    483,229        $    618,083
      Deferred membership fee income                                                     352,542             384,820
      Accrued liabilities                                                                438,395             514,331
      Amount due to related party (note 3)                                                   -               251,806
                                                                                    ------------        ------------

      TOTAL CURRENT LIABILITIES                                                        1,274,166           1,769,040

NON-CURRENT LIABILITIES

      Deferred license fee income                                                        500,000             500,000
                                                                                    ------------        ------------

      Total liabilities                                                                1,774,166           2,269,040
                                                                                    ------------        ------------

STOCKHOLDERS' EQUITY

      6 1/2 % Convertible Preferred Shares, $0.01 par value, 5,000,000 shares authorised, 590,857 issued and outstanding shares at December 31, 1996
      and September 30, 1996                                                               5,909               5,909

      Common stock, $.00001 par value, 95,000,000 shares authorised,
      12,875,787 issued and outstanding at December 31, 1996
      and 12,319,537 at September 30, 1996                                                   123                 128

      Additional paid in capital                                                       9,647,072          10,744,567

      Accumulated deficit                                                             (6,908,928)         (7,632,422)

      Treasury Stock (196,995 shares)                                                   (517,112)           (517,112)

      Unearned compensation -restricted stock                                            (78,000)                -

      Cumulative foreign currency translation
      adjustment                                                                           3,125              92,924
                                                                                    ------------        ------------

      Total stockholders' equity                                                    $  2,152,189        $  2,693,994
                                                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  3,926,355        $  4,963,034
                                                                                    ============        ============


See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                              Three months     Three months
                                                                ended              ended          Year ended       Year ended
                                                              December 31,     December 31,      September 30,     September 30,
                                                                 1995              1996               1995             1996
                                                              (unaudited)      (unaudited)
                                                             -----------        -----------        -----------        -----------
Cash flows from Operating Activities:

      - Net loss before preferred dividends                  $  (508,496)       $  (689,889)       $(2,178,452)       $(2,561,104)

Adjustment to reconcile net loss
to net cash used in operating activities

      - Depreciation and amortization                             37,375             38,414            149,497            151,265
      - Amortization of deferred compensation                     81,000             78,000            324,000            324,000
      - Provision for irrecoverable restaurant credits            23,918             64,047            281,357             41,771
      - Share of losses of affiliated company                     61,240            126,752             92,455            509,404
Changes in assets and liabilities:

      - Trade accounts payable                                    17,951             62,370            125,409            173,244
      - Accrued liabilities                                      (38,883)                52            (53,114)            84,590
      - Restaurant credits                                       (72,080)           (51,310)          (323,052)           206,619
      - Trade accounts receivable                                 82,100             83,761            (17,426)            21,125
      - Prepaid expense and other current assets                     -               35,753            (41,465)          (150,838)
      - Deferred membership fees                                 (34,137)           (20,603)            69,295             10,001
      - Deferred license fee income                                  -                  -              500,000                -
                                                             -----------        -----------        -----------        -----------
Net cash used in operating activities                           (350,012)          (272,653)        (1,071,496)        (1,189,923)
                                                             -----------        -----------        -----------        -----------
Cash flows from investing activities:

      - Due from/(to) related parties                           (131,181)            57,968            (55,965)          (338,053)
      - Purchase of property and equipment                           -                  -              (17,594)           (18,141)
      - Loan to affiliated company                               (22,466)               -              (30,868)            30,868
      - Net investment in associated company                         -                  -           (1,000,000)          (300,000)
      - Purchase of NHS option                                       -             (134,741)               -                  -
                                                             -----------        -----------        -----------        -----------
Net cash used in investing activities                           (153,647)           (76,773)        (1,104,427)          (625,326)
                                                             -----------        -----------        -----------        -----------
Cash flows from financing activities:
      - Net proceeds received from issuance of:

         common stock                                                -            1,097,500                -            1,235,000
         convertible preferred shares                                -                  -            1,964,600                -
      - Payment of preferred share dividends                     (48,202)           (23,481)               -              (71,685)
      - Bank overdraft                                           (36,962)               -              109,422           (109,422)
      - Proceeds from stock options exercised                        -                  -                6,000                -
                                                             -----------        -----------        -----------        -----------
Net cash (used in)/provided by financing activities              (85,164)         1,074,019          2,080,022          1,053,893
                                                             -----------        -----------        -----------        -----------

Effect of foreign currency on cash                                   -               62,288                377             26,106
                                                             -----------        -----------        -----------        -----------
Net (decrease)/increase in cash and
cash equivalents                                                (588,823)           786,881            (95,524)          (735,250)

Cash and temporary cash investments at

beginning of period                                              796,911             61,661            892,435            796,911
                                                             -----------        -----------        -----------        -----------
Cash and temporary cash investments at

at end of period                                             $   208,088        $   848,542        $   796,911        $    61,661
                                                             ===========        ===========        ===========        ===========





Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented. See accompanying notes to the financial statements.

                             TRANSMEDIA EUROPE, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                   NUMBER OF            COMMON             NUMBER OF        PREFERRED           ADDITIONAL
                                COMMON SHARES            STOCK          PREFERRED SHARES      STOCK              PAID- IN
                                                                                                                  CAPITAL

Balance, September 30, 1994         11,420,680        $        114                -          $       -         $  6,447,390
Issuance of common stock
due to exercise of options               6,000                 -                  -                  -                6,000
Issuance of convertible
preferred stock                            -                   -              590,857              5,909          2,062,091
Issue costs                                -                   -                  -                  -             (103,400)
Net loss after preferred
share dividends                            -                   -                  -                  -                  -
Effect of foreign currency
translation                                -                   -                  -                  -                  -
Compensation expense -

restricted stock                           -                   -                  -                  -                  -
                                  ------------        ------------       ------------       ------------       ------------
Balance, September 30, 1995         11,426,680        $        114            590,857       $      5,909       $  8,412,081
Issuance of common stock               892,857                   9                -                  -            1,249,991
Issue costs                                -                   -                  -                  -              (15,000)
Net loss after preferred
share dividends                            -                   -                  -                  -                  -
Effect of foreign currency
translation                                -                   -                  -                  -                  -
Compensation expense -

restricted stock                           -                   -                  -                  -                  -
Treasury stock                             -                   -                  -                  -                  -
                                  ------------        ------------       ------------       ------------       ------------

Balance, September 30, 1996         12,319,537        $        123            590,857       $      5,909       $  9,647,072
Issuance of common stock               556,250                   5                -                  -            1,112,495
Issue costs                                -                   -                  -                  -              (15,000)
Net loss after preferred
share dividends                            -                   -                  -                  -                  -
Effect of foreign currency
translation                                -                   -                  -                  -                  -
Compensation expense -

restricted stock                           -                   -                  -                  -                  -
                                  ------------        ------------       ------------       ------------       ------------

Balance, December 31, 1996          12,875,787        $        128            590,857       $      5,909       $ 10,744,567
                                  ------------        ------------       ------------       ------------       ------------




                                        TREASURY          CUMULATIVE           UNEARNED          ACCUMULATED            TOTAL
                                          STOCK            FOREIGN           COMPENSATION          DEFICIT
                                                           CURRENCY           RESTRICTED
                                                          ADJUSTMENT             STOCK


Balance, September 30, 1994                   -          $      8,060        $   (726,000)       $ (1,997,952)       $  3,731,612
Issuance of common stock
due to exercise of options                    -                   -                   -                   -                 6,000
Issuance of convertible
preferred stock                               -                   -                   -                   -             2,068,000
Issue costs                                   -                   -                   -                   -              (103,400)
Net loss after preferred
share dividends                               -                   -                   -            (2,215,452)         (2,215,452)
Effect of foreign currency
translation                                   -                 2,300                 -                   -                 2,300
Compensation expense -
restricted stock                              -                   -               324,000                 -               324,000
                                     ------------        ------------        ------------        ------------        ------------
Balance, September 30, 1995                   -          $     10,360        $   (402,000)       $ (4,213,404)       $  3,813,060
Issuance of common stock                      -                   -                   -                   -             1,250,000
Issue costs                                   -                   -                   -                   -               (15,000)
Net loss after preferred
share dividends                               -                   -                   -            (2,695,524)         (2,695,524)
Effect of foreign currency
translation                                   -                (7,235)                -                   -                (7,235)
Compensation expense -

restricted stock                              -                   -               324,000                 -               324,000
Treasury stock                           (517,112)                -                   -                   -              (117,112)
                                     ------------        ------------        ------------        ------------        ------------

Balance, September 30, 1996          $   (517,112)       $      3,125        $    (78,000)       $ (6,908,928)       $  2,152,189
Issuance of common stock                      -                   -                   -                   -             1,112,500
Issue costs                                   -                   -                   -                   -               (15,000)
Net loss after preferred
share dividends                               -                   -                   -              (723,494)           (723,494)
Effect of foreign currency
translation                                   -                89,799                 -                   -                89,799
Compensation expense -
restricted stock                              -                   -                78,000                 -                78,000
                                     ------------        ------------        ------------        ------------        ------------

Balance, December 31, 1996           $   (517,112)       $     92,924        $        -          $ (7,632,422)       $  2,693,994
                                     ------------        ------------        ------------        ------------        ------------


See accompanying notes to the condensed financial statements.

TRANSMEDIA EUROPE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation

         The consolidated balance sheet as of September 30, 1996 was derived from the Company's audited financial statements.

         The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1996 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for any interim period presented are not necessarily indicative of the results to be expected for the full year.

(b)      Description of business

         Transmedia Europe, Inc. ('the Company') was incorporated in Delaware on February 9, 1993.

         The Company's main business activity through its wholly owned subsidiary company, Transmedia UK plc, is to make cash advances to restaurants for food and beverage credits from certain participating restaurants, which are then recovered as the Company's cardholders utilise their restaurant charge card (see note 1(c)). Presently, the Company's operations are in the United Kingdom and there is an affiliate company operating in France.

         The Company has been granted a license, (the 'Transmedia License'), to operate a specialised restaurant charge card business in Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics (the 'Licensed Territories') by Transmedia Network Inc. ("Network"), a corporation which is incorporated in the United States of America. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ('Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the President, Chief Executive Officer and Director of the Company (see note 3).

         The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures.

         As of December 31, 1996, Transmedia Europe, Inc. had equity interests in the following companies:

         Name                                        Country of Incorporation                    % Owned

         Transmedia Europe plc                       United Kingdom                              100
         Transmedia UK plc                           United Kingdom                              100
         Transmedia UK Inc.                          United States of America                    100
         Transmedia La Carte Restaurant S.A
         ('Transmedia France')                       France                                       36


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

TRANSMEDIA EUROPE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)      Revenues

         Revenues represent the retail value of food and beverages acquired from participating restaurants by the Company's cardholders, less the 20% or 25% discount offered to cardholders. Membership fees collected on the 25% discount card are deferred and recognised as revenue in equal monthly instalments over the periods benefited.

(e)      License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or at December 31, 1996.

2.       INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANY

         The investment in Transmedia France consists of the following:

                                              September 30,     December 31,
                                                 1996                1996
                                                                 (unaudited)
                                             -----------        -----------

Cost of investment                           $ 1,800,000        $ 1,800,000
Less: Share of license fee                      (466,667)          (458,334)
                                             -----------        -----------
                                               1,333,333          1,341,666
Share of losses                                 (635,192)          (774,013)
Amounts due from affiliate                           -                  -
                                             -----------        -----------
                                             $   698,141        $   567,653
                                             ===========        ===========


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

         On April 19, 1996 Transmedia France completed a rights issue of shares. Whilst the Company declined to subscribe it did acquire 15,000 shares, in an unrelated transaction, from International Advance, Inc., a company of which Edward J Guinan III, President of the Company, is the principal shareholder and an officer and director, in exchange for $300,000 and certain rights to jointly develop systems unrelated to the business of Transmedia France. Accordingly the Company's interest was reduced to 36%. In January 1997 the Company acquired 37,500 shares from other shareholders in Transmedia France and in addition subscribed for 67,500 partly paid shares, increasing the Company's interest to 60%. In January 1997 the Bank of France granted Transmedia France an unconditional banking license, replacing its previous provisional license.

         In December 1996 the Company reached an agreement with Transmedia France under which it will grant sub-licenses for Belgium/Luxembourg, Spain, Italy and French speaking Switzerland for 9,250,000Ffr (approximately $1,780,000). Network has agreed to defer the 25% royalties due upon the completion of the agreement ($800,000 in aggregate) with payment to be made of $250,000 as each country area is opened, except for $50,000 for French speaking Switzerland. Under certain circumstances the payment schedule can be accelerated.

TRANSMEDIA EUROPE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.       RELATED PARTY TRANSACTIONS

         The net amounts due from/(to) related parties consist of the following:

                                                             September 30,      December 31,
                                                                     1996              1996
                                                                     ----              ----

         E Guinan III                                        $          -      $          -
         International Advance Inc                                 20,946           308,084
         Transmedia Asia Pacific, Inc.                             93,300         (251,806)
                                                             ------------      ------------
                                                             $    114,246      $     56,278
                                                             ============      ============


         The loans are unsecured and non interest bearing. Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                                          E Guinan III           International           Transmedia
                                                          ------------           -------------           ----------
                                                                                      Advance          Asia Pacific
                                                                                      -------          ------------
                                                                                                               Inc.
                                                                                                               ---

         Balance at September 30, 1996                    $          -            $     20,946          $    93,300
         Additions                                              80,800                 146,425               21,654
         Amounts charged                                             -                 140,713               86,990
         Amounts collected                                     (80,800)                      -             (453,750)
                                                          ------------            ------------          -----------
         Balance at December 31, 1996                     $          -            $    308,084             (251,806)
                                                          ------------            ------------          -----------


4.       PROPOSED MERGER

         The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Asia Pacific, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Asia'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Asia Acquisition').

         Under the terms of the Agreement, among other things (i) the Company will make a contribution to the capital of Europe Acquisition by conveying substantially all of the Company's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into Transmedia Asia pursuant to which Transmedia Asia will be the surviving entity and become a wholly-owned subsidiary of the Company and stockholders of Common Stock of Transmedia Asia will be entitled to receive 0.9109 of a share of Common Stock of the Company.

5.       CONTINGENT LIABILITY

         The Company has not withheld any amount from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes. Such treatment has been used pending resolution by Edward J Guinan III of his tax residence. At this time there is insufficient information to assess the potential adverse effect on the Company.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended December 31, 1996 and 1995 and the years ended September 30, 1996 and 1995. The success of the Company is dependent upon increasing the number of cardholders ('Company Cardholders') of the Company's card ('The Restaurant Card') and the number of restaurants ('Company Participating Restaurants'), as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently, preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of February 10, 1997 the Company had approximately 48,100 Company Cardholders and 460 Company Participating Restaurants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

The Company generated revenues of $910,845 (an increase of 14% over 1995) for the three months ended December 31, 1996. The increase in revenues is principally due to the increased number of Company Cardholders. These grew from approximately 19,000 at December 31, 1995 to 48,000 at December 31, 1996 largely as a result of the 26,000 Company Cardholders produced by the MBNA campaign since August 1996. The Company marginally decreased its number of Company Participating Restaurants from 465 at December 31, 1995 to 420 at December 31, 1996. This decrease is attributable to the Company's policy of rationalising Participating Restaurants with low levels of business. Membership fees for the three months ended December 31, 1996 of $123,000 are 15% lower than for the three months ended December 31, 1995. This decrease is as a result of a combination of membership fees in the UK being subject to UK sales tax (VAT) since May 1996, which the Company has borne as a cost, together with an increased number of 20% saving Company Cardholders (no membership fee payable), netted against an overall increase in the Cardholder base.

Cost of sales amounted to $601,907 (an increase of 13% over 1995) for the three months ended December 31, 1996, in line with the 14% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Credits') made by the Company to the respective Company Participating Restaurants.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended December 31, 1996 amounted to $998,775 representing an increase of 16% over 1995. The increase can be mainly attributed to incremental overhead costs associated with the MBNA campaign and the subsequent large increase in Company Cardholder numbers together with other marketing related costs.

Transmedia France incurred losses of approximately $339,000 after revenues of $53,000 for the three months ended December 31, 1996. The Company's share of those losses amounted to $126,752. For the three months ended December 31, 1995 Transmedia France incurred pre-trading losses of approximately $122,480. The Company's share of those losses amounted to $61,240.

The Company earned $3,670 for the three months ended December 31, 1996 from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the three months ended December 31, 1996.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

The Company generated revenues of $3,125,975 (a decrease of 8% over 1995) for the year ended September 30, 1996. The decrease in revenues is principally due to the fact that The Times of London and Sunday Times promotions in 1995 gave rise to a high level of non repeat business which has not been fully replaced by the revenues generated by the 1996 campaigns. The Company increased its number of Company Cardholders from 19,000 to 43,500 at September 30, 1995 and at September 30, 1996 respectively, largely as a result of the 17,500 Company Cardholders produced by the MBNA campaign since August 1996. The Company marginally decreased its number of Participating Restaurants from 460 to 440 at September 30, 1995 and at September 30, 1996 respectively. This decrease is attributable to the Company's policy of rationalizing Company Participating Restaurants with low levels of business. Membership fees for the year ended September 30, 1996 of $570,425 are 10% higher than 1995 as a result of the increasing numbers of Company Cardholders.

Cost of sales amounted to $2,085,905 (a decrease of 8% over 1995) for the year ended September 30, 1995, in line with the 8% decrease in revenues.Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1996 amounted to $3,670,307 representing a decrease of 4% over 1995. The decrease can be attributed to a cost evaluation exercise that was undertaken in June 1996 which resulted in savings in printing and staff costs.

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

The Company earned $8,112 for the 1996 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company was initially capitalised with 6,206,896 shares of Common Stock, (after giving retroactive effect to stock dividends,) for consideration of $500. On August 11, 1993, the Company issued 3,718,784 shares of Common Stock of which
(i) 225,000 shares were issued to Conestoga, a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward
J. Guinan III, the President, Chief Executive Officer and Director of the Company, in consideration of costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 shares were issued to Network, as partial consideration for the purchase of the Transmedia License; (iii) 275,000 shares were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the Transmedia License; and (iv) the remaining 2,722,500 shares were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993, of the cash proceeds of $2,722,500, $850,000 was paid to Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to the Company for use as working capital in respect of the utilisation by the Company of its rights under the Transmedia License.

In February 1994, the Company completed a second private placement of 700,000 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilisation by the Company of its rights under the Transmedia License. In addition, the Company separately issued 10,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the second private placement in February 1994.

On October 15, 1993 the Company entered into an agreement with Bostoner International, pursuant to which Bostoner International agreed to Provide certain consulting and financial advisory services to the Company through December 31, 1996. Pursuant to such agreement, the Company has issued 700,000 shares of restricted Common Stock to Bostoner International.

In July 1995 the Company issued 590,857 shares of 6 1/2 % Convertible Preferred Stock at a price of $3.50 per share. The net proceeds of $1,964,600 have been used to finance the Company's investment in Transmedia France and to provide working capital to existing operations.

In July 1996 the Company completed a private placement of 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 have been used for working capital to existing operations. In December 1996 the Company issued, in a private placement, 556,250 shares of Common Stock at a price of $2.00 per share together with warrants to purchase 185,417

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

shares of Common Stock, which expire in December 1999 and have an exercise price of $2.00 per share. The net proceeds of $1,097,500 are being used to provide working capital to existing operations.

Net cash used in operating activities for the three months ended December 31, 1996 and 1995 were $326,494 and $350,012, respectively, and mainly results from the net loss for the periods. Of these amounts $51,310 and $72,080, respectively, represents the net cash outflow for advances to Company Participating Restaurants. These cash outflows were funded by the 1995 issue of 6 1/2% Convertible Preferred Stock and the two 1996 issues of Common Stock.

In December 1996 Transmedia Network, Inc. and its affiliate Transmedia International, Inc. agreed, at the Company's request, to amend the Transmedia License. The principal revisions are that the Company is now permitted to expand into new businesses, acquire Countdown PLC and undertake a corporate restructuring. In consideration a $750,000 fee will be payable when, and if, the acquisition of Countdown PLC is completed and a $250,000 fee will be payable when, and if, a corporate restructuring is completed.

In October 1996 the Company made an investment of $134,741 to acquire a renewable 6 month option over 50% of the share capital of National Helpline Services Pty Limited ('NHS'). NHS is an Australian business based in Sydney which operates an innovative telephone helpline and medical evacuation business. Its main clients are businesses in the financial services sector who are seeking to augment the package offered to their customers. As of December, 1996, NHS had approximately 4 million members in Australia. Transmedia Asia Pacific, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS.

The other investing activities for the three months ended December 31, 1996 and 1995 were cash flows from related parties of $57,968 and to related parties of $131,181, respectively, of which $534,550 and $48,000, respectively, was repaid.

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

With the exception of the commitments made to the joint venture in France and those made under the Transmedia License as disclosed above, the Company has not made any other significant capital commitment. The Company does not have an immediate plan to make other significant capital commitments related to the operation of its business in the United Kingdom.

Although the Company anticipates that its current cash, together with revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund operating, and other capital needs for the next year, the Company will be required to seek additional financing during such period in the event it either intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs for the next year there can be no assurance that the Company will be able to obtain such additional financing in the remainder of fiscal year 1997.

The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Asia Pacific, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Asia'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Asia Acquisition').

Under the terms of the Agreement, among other things (i) the Company will make a contribution to the capital of Europe Acquisition by conveying substantially all of the Company's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into Transmedia Asia pursuant to which Transmedia Asia will be the surviving entity and become a wholly-owned subsidiary of the Company and stockholders of Common Stock of Transmedia Asia will be entitled to receive 0.9109 of a share of Common Stock of the Company.

The Company has not withheld any amount from Edward J. Guinan III's remuneration with respect to either U.S. or U.K. taxes. Such treatment has been used pending resolution by Edward J. Guinan III of his tax residence. At this time there is insufficient information to assess the potential adverse effect on the Company.

INFLATION AND SEASONALITY

The Company does not believe that its operations have been materially influenced by inflation. The business of individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverages served. However, the Company at this time has no basis on which to project seasonal effects, if any, to its business as a whole.

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


PART II:  OTHER INFORMATION
Items 1, 3, 4 and 5

Items 1, 3, 4 and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2:  Recent sales of unregistered securities

In July 1996 the Company completed a non-underwritten private placement of 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 have been used for working capital to existing operations. In December 1996 the Company issued, in a non-underwritten private placement, 556,250 shares of Common Stock at a price of $2.00 per share together with warrants to purchase 185,417 shares of Common Stock, which expire in December 1999 and have an exercise price of $2.00 per share. The net proceeds of $1,097,500 are being used to provide working capital to existing operations. With regard to both private placements, the Company has claimed an exemption from the registration requirements of the Securities Act of 1933, as amended ('Securities Act') by relying on section 4 (2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder.

Exhibit and Reports on Form 8-K

a)  Exhibits:

         10.1 (r) Agreement and plan of reorganisation dated as of February 10, 1997 by and among Transmedia Europe, Inc., Transmedia Asia Acquisition Corporation, Transmedia Asia Pacific, Inc. and Transmedia Europe Acquisition Corporation

b) Reports on Form 8-K - no reports on Form 8-K were filed during quarter ended December 31, 1996.

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA EUROPE, INC.



By /s/ William H. Price
---------------------------
William H. Price
Chief Financial Officer and
Principal Financial Officer

February 13, 1997