Form 10-Q
period 1997-03-31
TRANSMEDIA EUROPE INC
filed 1997-05-15
CIK 906908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1997
                                     ------------------------------------------
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to_____________________

                         Commission file number 0-24404


                             TRANSMEDIA EUROPE, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                          13-3701141
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation of organization)                         Identification No.)


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                         (Registrant's telephone number,
                              including area code)



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

The number of shares outstanding of the issuer's common stock, $.00001 par value, as of May 9, 1997: 13,878,792

                                      INDEX

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
________________________________________________________________________________



PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ....................................................... Pages 1-9
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended and the six months ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited).

Condensed Consolidated Balance Sheets as of:

-  September 30, 1996

-  March 31, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended and the six months ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited).

Condensed Consolidated Statement of Changes in Stockholders Equity for the six months ended March 31, 1997 (unaudited) and for the fiscal years ended September 30, 1995 and 1996.


Notes to the Condensed Consolidated Financial Statements

ITEM 2 ......................................................Pages 10-13
Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION .....................................Page 14


SIGNATURES ......................................................Page 15

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                Three months        Three months          Six months          Six months
                                                       ended               ended               ended               ended
                                                   March 31,           March 31,           March 31,           March 31,
                                                        1996                1997                1996                1997
                                                 (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                                ------------        ------------        ------------        ------------
Revenues                                        $    726,930        $    841,202        $  1,524,204        $  1,752,047
Membership fees                                      131,415             122,250             277,432             245,250
                                                ------------        ------------        ------------        ------------

Total revenues and fees                              858,345             963,452           1,801,636           1,997,297

Cost of sales                                       (484,621)           (567,750)         (1,016,136)         (1,169,657)
                                                                    ------------        ------------        ------------

Gross profit                                         373,724             395,702             785,500             827,640

Selling, general and
administrative expenses                             (819,328)         (1,083,363)         (1,680,713)         (2,082,108)
                                                ------------        ------------        ------------        ------------

Loss from operations                                (445,604)           (687,661)           (895,213)         (1,254,468)

Share of losses of affiliated company               (238,760)           (184,885)           (300,000)           (311,637)

Interest income                                        5,743               1,331               8,096               5,001
                                                ------------        ------------        ------------        ------------
Loss before income taxes                            (678,621)           (871,215)         (1,187,117)         (1,561,104)

Income taxes                                              --                  --                  --                  --
                                                ------------        ------------        ------------        ------------
Net loss before preferred share dividends           (678,621)           (871,215)         (1,187,117)         (1,561,104)

Preferred share dividends                            (33,605)            (33,605)            (67,210)            (67,210)
                                                ------------        ------------        ------------        ------------

Net loss after preferred share dividends        $   (712,226)       $   (904,820)       $ (1,254,327)       $ (1,628,314)
                                                ------------        ------------        ------------        ------------
Loss per common share                           $      (0.06)       $      (0.07)       $      (0.11)       $      (0.13)

Weighted average number of  common
shares outstanding                                11,426,680          12,678,792          11,426,680          12,455,681
                                                ------------        ------------        ------------        ------------

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                               September 30,        March 31,
                                                                        1996             1997
                                                                                  (unaudited)
                                                               -------------      -----------
ASSETS

CURRENT ASSETS

    Cash                                                          $   61,661       $  141,469

    Trade accounts receivable                                        105,167           35,660

    Restaurant credits, (net of allowance for irrecoverable
    credits of $399,328 at September 30, 1996 and of
    $469,007 at March 31, 1997)                                    1,309,279        1,335,527

    Amounts due from related parties (note 3)                        114,246           67,352

    Prepaid expenses and other current assets                        264,478          224,551
                                                                  ----------       ----------
TOTAL CURRENT ASSETS                                               1,854,831        1,804,559

NON-CURRENT ASSETS

    Investment in affiliated company (note 2)                        698,141          694,249

    Property and equipment  (net of accumulated
    depreciation  of $104,262 at September 30, 1996
    and $132,398, at March 31, 1997)                                  76,357           57,280

    Intangible assets (net of accumulated
    amortization of $324,248 at September 30, 1996
    and $378,300 at March 31, 1997)                                1,297,026        1,242,984

    Other assets (note 4)                                                 --          406,952
                                                                  ----------       ----------
TOTAL ASSETS                                                      $3,926,355       $4,206,024
                                                                  ==========       ==========

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                September 30,           March 31,
                                                                                         1996                1997
                                                                                                      (unaudited)
                                                                                  -----------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Trade accounts payable                                                        $   483,229        $    776,604
    Deferred membership fee income                                                    352,542             290,389
    Accrued liabilities                                                               438,395             633,050
    Amount due to related party (note 3)                                                   --             271,403
                                                                                  -----------        ------------
    TOTAL CURRENT LIABILITIES                                                       1,274,166           1,971,446

NON-CURRENT LIABILITIES

    Deferred license fee income                                                       500,000             500,000
                                                                                  -----------        ------------
    Total liabilities                                                               1,774,166           2,471,446
                                                                                  -----------        ------------
STOCKHOLDERS' EQUITY

    6 1/2 % Convertible Preferred Shares, $0.01 par value, 5,000,000 shares authorised, 590,857 issued and outstanding shares at
    September 30, 1996 and March 31, 1997                                               5,909               5,909

    Common stock, $.00001 par value, 95,000,000 shares authorised,
    12,319,537 issued and outstanding at September 30, 1996
    and 12,875,787 at March 31, 1997                                                      123                 128

    Additional paid in capital                                                      9,647,072          10,744,567

    Accumulated deficit                                                            (6,908,928)         (8,537,242)

    Treasury Stock (196,995 shares)                                                  (517,112)           (517,112)

    Unearned compensation -restricted stock                                           (78,000)                 --

    Cumulative foreign currency translation
    adjustment                                                                          3,125              38,328
                                                                                  -----------        ------------

    Total stockholders' equity                                                    $ 2,152,189        $  1,734,578
                                                                                  -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 3,926,355        $  4,206,024
                                                                                  ===========        ============

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                        Three months     Three months      Six months      Six months
                                                               ended            ended           ended           ended
                                                           March 31,        March 31,       March 31,       March 31,
                                                                1996             1997            1996            1997
                                                         (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                        ------------     ------------     -----------     -----------
Cash flows from Operating Activities:
    - Net loss before preferred dividends                  $(678,621)       $(871,215)    $(1,187,117)    $(1,561,104)

Adjustment to reconcile net loss
to net cash used in operating activities
    - Depreciation and amortization                           37,677           38,346          75,052          76,760
    - Amortization of deferred compensation                   81,000               --         162,000          78,000
    - Provision for irrecoverable restaurant credits          21,682            5,631          45,600          69,678
    - Share of losses of affiliated company                  238,760          184,885         300,000         311,637
Changes in assets and liabilities:
    - Trade accounts payable                                 (78,570)         192,347         (60,619)        254,717
    - Accrued liabilities                                    288,199          170,848         249,316         170,900
    - Restaurant credits                                    (144,330)          60,126        (216,410)          8,816
    - Trade accounts receivable                             (144,120)          (5,840)        (62,020)         77,921
    - Prepaid expense and other current assets               (53,395)          11,426         (53,395)         47,179
    - Deferred membership fees                               (76,133)         (69,753)       (110,270)        (90,356)
                                                           ---------        ---------     -----------     -----------
Net cash used in operating activities                       (507,851)        (283,199)       (857,863)       (555,852)
                                                           ---------        ---------     -----------     -----------
Cash flows from investing activities:
    - Due from/(to) related parties                          352,902          260,329         221,721         318,297
    - Purchase of property and equipment                     (20,110)              --         (20,110)             --
    - Loan to affiliated company                            (103,101)              --        (125,567)             --
    - Net investment in affiliated company                        --         (315,000)             --        (315,000)
    - Purchase of NHS option                                      --           (8,205)             --        (142,946)
    - Purchase of Countdown option                                --         (264,006)             --        (264,006)
                                                           ---------        ---------     -----------     -----------
Net cash (used in)/provided by investing activities          229,691         (326,882)         76,044        (403,655)
                                                           ---------        ---------     -----------     -----------
Cash flows from financing activities:
    - Net proceeds received from issuance of
       common stock                                               --               --              --       1,097,500
     - Payment of preferred share dividends                   34,204          (55,045)        (13,998)        (78,526)
    - Bank overdraft                                          22,855               --         (14,107)             --
                                                           ---------        ---------     -----------     -----------
Net cash (used in)/provided by financing activities           57,059          (55,045)        (28,105)      1,018,974
                                                           ---------        ---------     -----------     -----------
Effect of foreign currency on cash                            15,973          (41,947)         15,973          20,341
                                                           ---------        ---------     -----------     -----------
Net (decrease)/increase in cash and
cash equivalents                                            (205,128)        (707,073)       (793,951)         79,808
Cash and temporary cash investments at
beginning of period                                          208,088          848,542         796,911          61,661
                                                           ---------        ---------     -----------     -----------
Cash and temporary cash investments at
at end of period                                           $   2,960        $ 141,469     $     2,960     $   141,469
                                                           =========        =========     ===========     ===========

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented See accompanying notes to the financial statements

                             TRANSMEDIA EUROPE, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                   NUMBER OF     COMMON     NUMBER OF    PREFERRED      ADDITIONAL      TREASURY     CUMULATIVE
                               COMMON SHARES      STOCK     PREFERRED        STOCK         PAID-IN         STOCK        FOREIGN
                                                               SHARES                      CAPITAL                     CURRENCY
                                                                                                                     ADJUSTMENT
Balance, September 30, 1994       11,420,680       $114            --       $   --    $  6,447,390            --       $  8,060
Issuance of common stock
due to exercise of options             6,000         --            --           --           6,000            --             --
Issuance of convertible
preferred stock                           --         --       590,857        5,909       2,062,091            --             --
Issue costs                               --         --            --           --        (103,400)           --             --
Net loss after preferred
share dividends                           --         --            --           --              --            --             --
Effect of foreign currency
translation                               --         --            --           --              --            --          2,300
Compensation expense -
restricted stock                          --         --            --           --              --            --             --
                                  ----------       ----       -------       ------    ------------     ---------       --------
Balance, September 30, 1995       11,426,680       $114       590,857       $5,909    $  8,412,081            --       $ 10,360
Issuance of common stock             892,857          9            --           --       1,249,991            --             --
Issue costs                               --         --            --           --         (15,000)           --             --
Net loss after preferred
share dividends                           --         --            --           --              --            --             --
Effect of foreign currency
translation                               --         --            --           --              --            --         (7,235)
Compensation expense -
restricted stock                          --         --            --           --              --            --             --
Treasury stock                            --         --            --           --              --      (517,112)            --
                                  ----------       ----       -------       ------    ------------     ---------       --------
Balance, September 30, 1996       12,319,537       $123       590,857       $5,909    $  9,647,072     $(517,112)      $  3,125
Issuance of common stock             556,250          5            --           --       1,112,495            --             --
Issue costs                               --         --            --           --         (15,000)           --             --
Net loss after preferred
share dividends                           --         --            --           --              --            --             --
Effect of foreign currency
translation                               --         --            --           --              --            --         35,203
Compensation expense -
restricted stock                          --         --            --           --              --            --             --
                                  ----------       ----       -------       ------    ------------     ---------       --------
Balance, March 31, 1997           12,875,787       $128       590,857       $5,909    $ 10,744,567     $(517,112)      $ 38,328
                                  ==========       ====       =======       ======    ============     =========       ========

                                   UNEARNED     ACCUMULATED           TOTAL
                               COMPENSATION         DEFICIT
                                 RESTRICTED
                                      STOCK
Balance, September 30, 1994       $(726,000)    $(1,997,952)    $ 3,731,612
Issuance of common stock
due to exercise of options               --              --           6,000
Issuance of convertible
preferred stock                          --              --       2,068,000
Issue costs                              --              --        (103,400)
Net loss after preferred
share dividends                          --      (2,215,452)     (2,215,452)
Effect of foreign currency
translation                              --              --           2,300
Compensation expense -
restricted stock                    324,000              --         324,000
                                  ---------     -----------     -----------
Balance, September 30, 1995       $(402,000)    $(4,213,404)    $ 3,813,060
Issuance of common stock                 --              --       1,250,000
Issue costs                              --              --         (15,000)
Net loss after preferred
share dividends                          --      (2,695,524)     (2,695,524)
Effect of foreign currency
translation                              --              --          (7,235)
Compensation expense -
restricted stock                    324,000              --         324,000
Treasury stock                           --              --        (517,112)
                                  ---------     -----------     -----------
Balance, September 30, 1996       $ (78,000)    $(6,908,928)    $ 2,152,189
Issuance of common stock                 --              --       1,112,500
Issue costs                              --              --         (15,000)
Net loss after preferred
share dividends                          --      (1,628,314)     (1,628,314)
Effect of foreign currency
translation                              --              --          35,203
Compensation expense -
restricted stock                     78,000              --          78,000
                                  ---------     -----------     -----------
Balance, March 31, 1997           $      --     $(8,537,242)    $ 1,734,578
                                  =========     ===========     ===========

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

      The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1996 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months ended and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

      The Company has been granted a license, (the 'Transmedia License'), to operate a specialised restaurant charge card business in Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics (the 'Licensed Territories') by Transmedia Network Inc. ("Network"), a corporation which is incorporated in the United States of America. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ('Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the President, Chief Executive Officer and a Director of the Company (see note
      3).

      The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures. On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Asia Pacific, Inc. on similar terms to the terms of the Company's purchase. The Company's element of the consideration consisted of $800,000 (500,000 pounds sterling) in cash and the issuance of 1,200,000 shares of Common Stock in the Company. In addition, the Company granted an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1.00 per share to the owner of Countdown. The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum and is collateralized by a pledge of all the Countdown shares purchased by the Company. In connection with the loan, the Company issued the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share.

      As of March 31, 1997, Transmedia Europe, Inc. had equity interests in the following companies:

      Name                                  Country of Incorporation    % Owned

      Transmedia Europe plc                 United Kingdom              100
      Transmedia UK plc                     United Kingdom              100
      Transmedia UK Inc.                    United States of America    100
      Transmedia La Carte Restaurant S.A
      ('Transmedia France')                 France                       50

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

(c)   Restaurant Credits (continued)

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

(e)   License Cost

      The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or at March 31, 1997.

2.    INVESTMENT IN AFFILIATED COMPANY

      The investment in Transmedia France consists of the following:

                                             September 30,            March 31,
                                                      1996                 1997
                                                                    (unaudited)
                                             -------------          -----------
      Cost of investment                       $ 1,800,000          $ 2,115,000
      Less: Share of license fee                  (466,667)            (450,001)
                                               -----------          -----------
                                                 1,333,333            1,664,999
      Share of losses                             (635,192)            (970,750)
                                               -----------          -----------
                                               $   698,141          $   694,249
                                               ===========          ===========

      Due to the provision of "put" and "call" options in the shareholders agreement which establish a basis under which Transmedia France may become a wholly owned subsidiary, $500,000 of the $1,000,000 sub-license fee paid to the Company by Transmedia France in 1995 has not been recognised but instead has been deferred until such time as these options are exercised or expire. The remaining balance of $500,000 has also been deferred against the investment in Transmedia France and is being amortised over a 15 year period commencing October 1995.

      The Transmedia License requires the payment of a royalty to Network in the event that the Company opens in another country being the greater of $250,000 or 25% of the initial fee.

      On April 19, 1996 Transmedia France completed a rights issue of shares. Whilst the Company declined to subscribe, it did acquire 15,000 shares, in an unrelated transaction, from International Advance, Inc., a company of which Edward J Guinan III, President of the Company, is the principal shareholder and an officer and director, in exchange for $300,000 and certain rights to jointly develop systems unrelated to the business of Transmedia France. Accordingly, the Company's interest was reduced to 36%. On January 17, 1997 the Company acquired 5,300 shares from other shareholders in Transmedia France and in addition subscribed for 67,500 partly paid shares, increasing the Company's interest to 50%. In January 1997 the Bank of France granted Transmedia France an unconditional banking license, replacing its previous provisional license. The Company has committed to acquiring a further 32,200 shares from other shareholders, which would increase the Company's interest to 60%.

TRANSMEDIA EUROPE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.    INVESTMENT IN AFFILIATED COMPANY (CONTINUED)

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

3.    RELATED PARTY TRANSACTIONS

      The net amounts due from/(to) related parties consist of the following:

                                               September 30,          March 31,
                                                        1996               1997
                                               -------------          ---------
      E Guinan III                                 $      --          $  25,693
      International Advance, Inc.                     20,946             41,659
      Transmedia Asia Pacific, Inc.                   93,300           (271,403)
                                                   ---------          ---------
                                                   $ 114,246          $(204,051)
                                                   =========          =========

      The loans are unsecured, non interest bearing and repayable on demand. Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                       E Guinan III    International            Transmedia
                                       ------------    -------------            ----------
                                                       Advance, Inc.    Asia Pacific, Inc.
                                                       -------------    ------------------
      Balance at September 30, 1996       $      --        $  20,946            $  93,300
      Additions                             162,993          285,133               42,056
      Amounts charged                            --          196,908              441,991
      Amounts collected                    (137,300)        (461,328)            (848,750)
                                          ---------        ---------            ---------
      Balance at March 31, 1997           $  25,693        $  41,659            $(271,403)
                                          =========        =========            =========

4.    OTHER ASSETS

      The other assets consist of the following:

                                                        September 30,      March 31,
                                                                 1996           1997
                                                                 ----       --------
      Investment in option to acquire:
            - National Helpline Services Pty Limited             $ --       $142,946
            - Countdown Holdings Limited                           --        264,006
                                                                 ----       --------
                                                                 $ --       $406,952
                                                                 ====       ========

      In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ('NHS'). Transmedia Asia Pacific, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that the option cost will be offset against the purchase consideration on completion.

      On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and a director , assigned the Countdown option agreement at cost to the Company and Transmedia Asia Pacific, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

TRANSMEDIA EUROPE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    PROPOSED MERGER

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

      Under the terms of the Agreement, among other things (i) the Company will make a contribution to the capital of Europe Acquisition by conveying substantially all of the Company's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into Transmedia Asia pursuant to which Transmedia Asia will be the surviving entity and become a wholly-owned subsidiary of the Company and holders of Common Stock of Transmedia Asia will be entitled to receive 0.9109 of a share of Common Stock of the Company for each Transmedia Asia share previously owned.

6.    POST BALANCE SHEET EVENT

      On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Asia Pacific, Inc. on similar terms to the terms of the Company's purchase.

7.    CONTINGENT LIABILITY

      The Company did not withhold any amount from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr. Guinan has committed 500,000 shares of the Company's Common Stock and 500,000 shares of Transmedia Asia Pacific, Inc.'s Common Stock to be privately sold in order to provide an aggregate of pound sterling 300,000 of tax guarantees against any potential tax liabilities of the Company and Transmedia Asia Pacific, Inc.. Any excess proceeds will be first used to repay any loans of Mr. Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether such sale will be affected and/or whether the proceeds will be adequate to cover any potential liabilities of the Company.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related disclosures.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended March 31, 1997 and 1996 and the six month periods ended March 31, 1997 and 1996. The success of the Company is dependent upon increasing the number of cardholders ('Company Cardholders') of the Company's card ('The Restaurant Card') and the number of restaurants ('Company Participating Restaurants'), as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently, preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of May 9, 1997 the Company had approximately 49,000 Company Cardholders and 420 Company Participating Restaurants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The Company generated revenues of $841,202, an increase of 16% over 1996 (2% after deducting for foreign exchange movements) for the three months ended March 31, 1997. The 2% increase in revenues is principally due to an increased number of Company Cardholders. These grew from approximately 19,600 at March 31, 1996 to 48,800 at March 31, 1997 largely as a result of the 26,000 Company Cardholders produced by the MBNA campaign since August 1996. The card usage levels by MBNA campaign Company Cardholders have not exceeded 13% to date resulting in the marginal increase in revenues. The Company decreased its number of Company Participating Restaurants from 480 at March 31, 1996 to 420 at March 31, 1997. This decrease is attributable to the Company's policy of rationalising Participating Restaurants with low levels of business. Membership fees for the three months ended March 31, 1997 of $122,250 are 7% lower than for the three months ended March 31, 1996. This decrease is as a result of a combination of membership fees in the UK being subject to UK sales tax (VAT) since May 1996, which the Company has borne as a cost, together with an increased number of 20% saving Company Cardholders (no membership fee payable), netted against an overall increase in the Cardholder base.

Cost of sales amounted to $567,750, an increase of 17% over 1996 (4% after deducting for foreign exchange movements) for the three months ended March 31, 1997, in line with the 16% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Credits') made by the Company to the respective Company Participating Restaurants. Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended March 31, 1997 amounted to $1,083,363 representing an increase of 32% over 1996. The increase can be mainly attributed to professional fees of $256,000 incurred through the end of the quarter for work on the proposed merger with Transmedia Asia Pacific, Inc.

Transmedia France incurred losses of approximately $378,353 after revenues of $56,370 for the three months ended March 31, 1997. After taking account of the amortisation of the Company's share of the license fee and the dividend receivable from Transmedia France, the Company's share of those losses amounted to $184,885. For the three months ended March 31, 1996 Transmedia France incurred pre-trading losses of approximately $477,520. The Company's share of those losses amounted to $238,760.

The Company earned $1,331 and $5,743 for the three months ended March 31, 1997 and 1996, respectively, from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the three months ended March 31, 1997. The Company incurred a net loss of $904,820 (increase of 27% over 1996) for the three months ended March 31, 1997. This increase is due to the 16% increase in revenues being far outweighed by the 32% in selling, general and administrative expenses as detailed above.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

The Company generated revenues of $1,752,047, an increase of 15% over 1996 (7% after deducting for foreign exchange movements) for the six months ended March 31, 1997. The 7% increase in revenues is principally due to the increase in the number of Company Cardholders. Membership fees for the six months ended March 31, 1997 of $245,250 are 12% lower than 1996. This decrease is as a result of a combination of membership fees in the UK being subject to UK sales tax (VAT) since May 1996, which the Company has borne as a cost, together with an increased number of 20% saving Company Cardholders (no membership fee payable), netted against an overall increase in the Cardholder base.

Cost of sales amounted to $1,169,657, an increase of 15% over 1996 (7% after deducting for foreign exchange movements) for the six months ended March 31, 1997, in line with the 15% increase in revenues. Selling, general and administrative expenses, consisting primarily of the costs of operations, for the six months ended March 31, 1997 amounted to $2,082,108 representing an increase of 24% over 1996. The increase can be attributed to professional fees of $256,000 incurred through the end of the six month period for work on the proposed merger with Transmedia Asia Pacific, Inc. and incremental overhead costs associated with the MBNA campaign and the subsequent large increase in Company Cardholder numbers together with other marketing related costs.

Transmedia France incurred losses of approximately $661,828 after revenues of $107,554 , for the six months ended March 31, 1997, being its first full year of operations which commenced on a trial basis in April 1996. After taking account of the amortisation of the Company's share of the license fee and the dividend receivable from Transmedia France, the Company's share of those losses amounted to $311,637. For the six months ended March 31, 1996 Transmedia France incurred pre-trading losses of approximately $600,000. The Company's share of those losses amounted to $300,000.

The Company earned $5,001 and $8,096 for the six months ended March 31, 1997 and 1996, respectively, from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the six months ended March 31, 1997.

The Company incurred a net loss of $1,628,314 (increase of 30% over 1996) for the six months ended March 31, 1997. This increase is due to the 15% increase in revenues being exceeded by the 15% increase in cost of sales and 24% increase in selling, general and administrative expenses as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company was initially capitalised with 6,206,896 shares of Common Stock, (after giving retroactive effect to stock dividends), for consideration of $500. On August 11, 1993, the Company issued 3,718,784 shares of Common Stock of which
(i) 225,000 shares were issued to Conestoga, a corporation which is related to the Company by virtue of the majority shareholding in Conestoga being held by Edward J. Guinan III, the President, Chief Executive Officer and Director of the Company, in consideration of costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 shares were issued to Network, as partial consideration for the purchase of the Transmedia License; (iii) 275,000 shares were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the Transmedia License; and (iv) the remaining 2,722,500 shares were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993. Of the cash proceeds of $2,722,500, $850,000 was paid to Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to the Company for use as working capital in respect of the utilisation by the Company of its rights under the Transmedia License.

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

In December 1996 Transmedia Network, Inc. and its affiliate Transmedia International, Inc. agreed, at the Company's request, to amend the Transmedia License. The principal revisions allowed the Company to expand into new businesses, acquire Countdown and undertake a corporate restructuring. In consideration a $750,000 fee was paid on April 3, 1997 when the acquisition of Countdown was completed. This fee was split between the Company and Transmedia Asia Pacific, Inc. and took the form of $125,000 each in cash to TMNI and each agreed to issue a promissory note in the principal amount of $250,000 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. A $250,000 fee, split between the Company and Transmedia Asia Pacific, Inc. subject to joint and several liability, will also be payable when, and if, a corporate restructuring is completed.

In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ('NHS'). NHS is an Australian business based in Sydney which operates an innovative telephone helpline and medical evacuation business. Its main clients are businesses in the financial services sector who are seeking to augment the package offered to their customers. As of December, 1996, NHS had approximately 4 million members in Australia. Transmedia Asia Pacific, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. A further $8,205 for NHS-related legal fees has been capitalised within the investment cost of the NHS option during the three months ended March 31, 1997. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that the option cost will be offset against the purchase consideration on completion.

In addition to the investments above, there were cash inflows from related parties of $260,329 and $352,902 for the three months ended March 31, 1997 and 1996, respectively. There were cash inflows from related parties of $318,297 and $221,721 for the six months ended March 31, 1997 and 1996, respectively. On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and director , assigned the Countdown option agreement at cost to the Company and Transmedia Asia Pacific, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

Net cash used in operating activities for the three months ended March 31, 1997 and 1996 was $283,199 and $507,851, respectively, and for the six months ended March 31, 1997 and 1996 was $555,852 and $857,863, respectively, mainly resulting from the net loss for the relevant periods. Of these amounts $60,126 represents the net cash inflow and $144,330 represents the net cash outflow for the three months ended March 31, 1997 and 1996, respectively, and $8,816 represents the net cash inflow and $216,410 represents the net cash outflow for the six months ended March 31, 1997 and 1996, respectively, for advances to Company Participating Restaurants. The cash outflows were funded by the two 1996 issues of Common Stock.

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

The Company did not withhold any amount from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr. Guinan has commited 500,000 shares of the Company's Common Stock and 500,000 shares of Transmedia Asia Pacific, Inc.'s Common Stock to be privately sold in order to provide an aggregate of pound sterling 300,000 of tax guarantees against any potential tax liabilities of the Company and Transmiedia Asia Pacific, Inc. Any excess proceeds will be first used to repay any loans of Mr. Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether such sale will be affected and/or whether the proceeds will be adequate to cover any potential liabilities of the Company.

On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Asia Pacific, Inc. on similar terms to the terms of the Company's purchase. The Company's element of the consideration consisted of $800,000 (500,000 pounds sterling) in cash and the issuance of 1,200,000 shares of Common Stock in the Company. In addition, the Company granted an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1.00 per share to the owner of Countdown. The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum and is collateralized by a pledge of all the Countdown shares purchased by the Company. In connection with the loan, the Company issued the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share.


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

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


PART II:  OTHER INFORMATION
Item 2:  Recent sales of unregistered securities

On April 3, 1997 the Company issued 1,200,000 shares of Common Stock to C.E.C. Radbone as part payment of the consideration for the acquisition of 50% of the outstanding capital stock of Countdown Holdings Limited. In addition, the Company granted an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1.00 per share to C.E.C. Radbone. In connection with the loan of $1,000,000 received from J.V. Vittoria on April 3, 1997, the Company issued J.V. Vittoria five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share. The Company has claimed an exemption from the registration requirements of the Securities Act of 1933, as amended
('Securities Act') by relying on section 4 (2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder.

Item 6:  Exhibits and Reports on Form 8-K

a)  Exhibits:

      10.1 (s) Service Agreement dated as of April 3, 1997, between Countdown plc and C.E.C. Radbone

      10.1 (t) Common Stock Purchase Warrant dated as of April 3, 1997, between the Company and J.V. Vittoria

      10.1 (u) Loan Facility Agreement dated as of March 27, 1997, between the Company and J.V. Vittoria

      10.1 (v) Share Pledge Agreement dated as of April 3, 1997 between the Company and J.V. Vittoria

      10.1 (w) Master License Amendment dated as of December 20, 1996, by and among the Company, Transmedia Network, Inc. and TMNI International Incorporated

      10.1 (x) Registration Rights Agreement dated as of April 3, 1997 by and among the Company, Transmedia Asia Pacific, Inc. and C.E.C. Radbone

      10.1 (y) Agreement dated December 6, 1996, by and among Transmedia Network, Inc., Transmedia International Incorporated, the Company and Transmedia Asia Pacific, Inc., as amended by Amendment No. 1 thereto dated as of April 1, 1997.

b) Reports on Form 8-K - A report on Form 8-K was filed on April 18, 1997 regarding the acquisition of 50% of the outstanding capital of Countdown Holdings Limited.

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.



TRANSMEDIA EUROPE, INC.





By /s/ William H. Price
-----------------------
WILLIAM H. PRICE
Chief Financial Officer and Duly Authorised Representative

May 14, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                            Description
-------                          -----------

10.1 (s) Service Agreement dated as of April 3, 1997, between Countdown plc and C.E.C. Radbone

10.1 (t) Common Stock Purchase Warrant dated as of April 3, 1997, between the Company and J.V. Vittoria

10.1 (u) Loan Facility Agreement dated as of March 27, 1997, between the Company and J.V. Vittoria

10.1 (v) Share Pledge Agreement dated as of April 3, 1997 between the Company and J.V. Vittoria

10.1 (w) Master License Amendment dated as of December 20, 1996, by and among the Company, Transmedia Network, Inc. and TMNI International Incorporated

10.1 (x) Registration Rights Agreement dated as of April 3, 1997 by and among the Company, Transmedia Asia Pacific, Inc. and C.E.C. Radbone

10.1 (y) Agreement dated December 6, 1996, by and among Transmedia Network, Inc., Transmedia International Incorporated, the Company and Transmedia Asia Pacific, Inc., as amended by Amendment No. 1 thereto dated as of April 1, 1997.

27             Financial Data Schedule