Form 10-Q
period 1997-06-30
TRANSMEDIA EUROPE INC
filed 1997-08-19
CIK 906908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                     Commission file number   0-24404


                             TRANSMEDIA EUROPE, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                               13-3701141
           --------                                                ---------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization                               Identification No.)


      1 HURLINGHAM BUSINESS PARK, SULLIVAN ROAD, LONDON SW6 3DU, ENGLAND
      ------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                           U.K. 011-44-171-610-6776
                       -------------------------------
                       (Registrant's telephone number,
                             including area code)



               11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               -----------------------------------------------
               (Former Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                          Yes   X       No
                                                              -----        -----


The number of Shares outstanding of the issuer's common stock, $.00001 par value, as of August 15, 1997: 13,878,792

                                      INDEX

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES




PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ..................................................................................    Pages 1-9
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended and the nine months ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

Condensed Consolidated Balance Sheets as of:
-   September 30, 1996
-   June 30, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended and the nine months ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine month period ended June 30, 1997 and for the fiscal years ended September 30, 1995 and 1996.


Notes to the Condensed Consolidated Financial Statements

ITEM 2 ..................................................................................  Pages 10-14
Management's Discussion and Analysis of Financial
Condition and Results of Operations



PART II:  OTHER INFORMATION .............................................................      Page 15



SIGNATURES ..............................................................................      Page 16

PART 1:  FINANCIAL INFORMATION
ITEM 1

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three months         Three months          Nine months          Nine months
                                                        ended                ended                ended                ended
                                                     June 30,             June 30,             June 30,             June 30,
                                                         1996                 1997                 1996                 1997
                                                  (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                                 ------------         ------------         ------------         ------------
Revenues                                         $    799,210         $    761,024         $  2,323,414         $  2,513,071
Membership fees                                       145,561              123,000              422,993              368,250
                                                 ------------         ------------         ------------         ------------

Total revenues and fees                               944,771              884,024            2,746,407            2,881,321

Cost of sales                                        (532,807)            (503,864)          (1,548,943)          (1,673,521)

                                                 ------------         ------------         ------------         ------------

Gross profit                                          411,964              380,160            1,197,464            1,207,800

Selling, general and
administrative expenses                              (924,295)            (925,643)          (2,605,008)          (3,007,749)
                                                 ------------         ------------         ------------         ------------

Loss from operations                                 (512,331)            (545,483)          (1,407,544)          (1,799,949)

Share of losses of affiliated companies              (126,504)            (332,621)            (426,504)            (644,258)

Interest income                                            --                1,235                8,096                6,236

Interest expense                                           --              (37,581)                  --              (37,581)
                                                 ------------         ------------         ------------         ------------

Loss before income taxes                             (638,835)            (914,450)          (1,825,952)          (2,475,552)

Income taxes                                               --                   --                   --                   --
                                                 ------------         ------------         ------------         ------------

Net loss before preferred share dividends            (638,835)            (914,450)          (1,825,952)          (2,475,552)

Preferred share dividends                             (33,605)             (33,605)            (100,815)            (100,815)
                                                 ------------         ------------         ------------         ------------

Net loss after preferred share dividends         $   (672,440)        $   (948,055)        $ (1,926,767)        $ (2,576,367)
                                                 ============         ============         ============         ============

Loss per common share                            $      (0.06)        $      (0.07)        $      (0.17)        $      (0.20)

Weighted average number of
common shares outstanding                          11,426,680           13,878,792           11,422,680           13,065,605
                                                 ============         ============         ============         ============

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  September 30,          June 30,
                                                                           1996              1997
                                                                                      (unaudited)
                                                                     ----------        ----------
ASSETS

CURRENT ASSETS

      Cash and cash equivalents (including temporary
      cash investments of  $nil at June 30, 1996 and
      $730,767 at September 30, 1995)                                $   61,661        $   41,400

      Trade accounts receivable                                         105,167            36,095

      Restaurant credits, (net of allowance for irrecoverable
      credits of  $399,328 at September 30, 1996 and of
      $499,626  at June 30, 1997)                                     1,309,279         1,282,771

      Amounts due from related parties (note 3)                         114,246           104,203

      Prepaid expenses and other current assets                         264,478           240,329
                                                                     ----------        ----------

TOTAL CURRENT ASSETS                                                  1,854,831         1,704,798

NON-CURRENT ASSETS

      Investment in affiliated companies (note 2)                       698,141         2,808,156

      Property and equipment (net of accumulated
      depreciation of $104,262 at September 30, 1996
      and $145,544 at June 30, 1997)                                     76,357            46,397

      Intangible assets (net of accumulated
      amortization of $324,248 at September 30, 1996
      and $405,321 at June 30, 1997)                                  1,297,026         1,215,963

      Other asset (note 4)                                                   --           142,946
                                                                     ----------        ----------

TOTAL ASSETS                                                         $3,926,355        $5,918,260
                                                                     ==========        ==========



See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                     September 30,             June 30,
                                                                                              1996                 1997
                                                                                                            (unaudited)
                                                                                       -----------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Trade accounts payable                                                               483,229              949,657
      Deferred membership fee income                                                       352,542              285,511
      Accrued liabilities                                                                  438,395              754,479
      Amount due to related parties (note 3)                                                    --            1,677,103
                                                                                       -----------         ------------

      TOTAL CURRENT LIABILITIES                                                          1,274,166            3,666,750

NON-CURRENT LIABILITIES

      Deferred license fee income                                                          500,000              425,894
                                                                                       -----------         ------------

TOTAL LIABILITIES                                                                        1,774,166            4,092,644
                                                                                       -----------         ------------

STOCKHOLDERS' EQUITY

      6 1/2 % Convertible preferred shares, $0.01 par value, 5,000,000 shares authorised, 590,857 issued and outstanding shares at
      September 30, 1996 and June 30, 1997                                                   5,909                5,909

      Common stock, $.00001 par value, 95,000,000 shares authorised, 12,319,537 issued and outstanding at September 30, 1996
      and 13,878,792 at June 30, 1997                                                          123                  140

      Additional paid in capital                                                         9,647,072           11,943,055

      Treasury Stock                                                                      (517,112)            (517,112)

      Unearned compensation -restricted stock                                              (78,000)                  --

      Accumulated deficit                                                               (6,908,928)          (9,485,295)

      Cumulative foreign currency translation
      adjustment                                                                             3,125             (121,081)
                                                                                       -----------         ------------

      TOTAL STOCKHOLDERS' EQUITY                                                       $ 2,152,189         $  1,825,616
                                                                                       -----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 3,926,355         $  5,918,260
                                                                                       ===========         ============

See accompanying notes to the condensed consolidated financial statements.

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           Three months        Three months         Nine months         Nine months
                                                                  ended               ended               ended               ended
                                                               June 30,            June 30,            June 30,            June 30,
                                                                   1996                1997                1996                1997
                                                            (unaudited)         (unaudited)         (unaudited)          (unaudited)
                                                              ---------         -----------         -----------         -----------
Cash flows from operating activities:
      - Net loss before preferred dividends                   $(638,835)        $  (914,448)        $(1,825,952)        $(2,475,552)

Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation                                             11,021              11,393              32,034              34,111
      - Amortization of intangible assets                        27,021              27,021              81,060              81,063
      - Provision for irrecoverable restaurant credits           23,925              30,620              69,525             100,298
      - Amortisation of deferred compensation                    81,000                  --             243,000              78,000
      - Share of losses of affiliated companies                 126,504             332,621             426,504             644,258
      - Amortization of goodwill                                     --              66,693                  --              66,693
Changes in assets and liabilities:
      - Trade accounts payable                                  (21,762)            163,388             (82,380)            418,105
      - Accrued liabilities                                      20,984              79,055             270,300             249,955
      - Restaurant credits                                      265,059              48,321              48,649              57,137
      - Trade accounts receivable                                69,253               1,668               7,233              79,589
      - Other current assets                                       (809)            (10,574)            (54,205)             36,605
      - Deferred membership fees                                (97,709)            (11,929)           (207,979)           (102,285)
                                                              ---------         -----------         -----------         -----------
Net cash used in operating activities                          (134,348)           (176,171)           (992,211)           (732,023)
                                                              ---------         -----------         -----------         -----------
Cash flows from investing activities:
      - Due from related parties                                179,123              28,559             275,277             346,856
      - Purchase of property and equipment                         (139)                 --             (20,249)                 --
      - Net investment in affiliated company                         --                  --                  --            (315,000)
      - Purchase of NHS option                                       --                  --                  --            (142,946)
      - Purchase of Countdown                                        --            (945,650)                 --          (1,209,656)
                                                              ---------         -----------         -----------         -----------
Net cash (used in)/provided by investing activities             178,984            (917,091)            255,028          (1,320,746)
                                                              ---------         -----------         -----------         -----------
Cash flows from financing activities:
      - Net proceeds received from issuance of
         common stock                                                --                  --                  --           1,097,500
      - Payment of preferred share dividends                    (26,124)                 --             (40,122)            (78,526)
      - Bank overdraft                                          (26,650)                 --             (40,757)                 --
      - Loan from related party                                      --           1,000,000                  --           1,000,000
                                                              ---------         -----------         -----------         -----------
Net cash (used in)/ provided by financing activities            (52,774)          1,000,000             (80,879)          2,018,974
                                                              ---------         -----------         -----------         -----------

Effect of foreign currency on cash                                5,205              (6,807)             21,178              13,534

Net (decrease)/increase in cash and
cash equivalents                                                 (2,933)           (100,069)            796,884             (20,261)
                                                              ---------         -----------         -----------         -----------
Cash and cash equivalents at
beginning of period                                               2,960             141,469             796,911              61,661
                                                              ---------         -----------         -----------         -----------

Cash and cash equivalents                                     $      27         $    41,400         $        27         $    41,400
at end of period
                                                              =========         ===========         ===========         ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes to the condensed consolidated financial statements

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                     Number of      Common      Number of      Preferred       Additional        Treasury
                                 Common shares       Stock      Preferred          stock          paid-in           stock
                                                                   shares                         capital

Balance, September 30, 1994         11,420,680        $114             --         $   --      $ 6,447,390              --
Issuance of common stock
due to exercise of options               6,000          --             --             --            6,000              --
Issuance of convertible
preferred stock                             --          --        590,857          5,909        2,062,091              --
Issue costs                                 --          --             --             --         (103,400)             --
Net loss after preferred
share dividends                             --          --             --             --               --              --
Effect of foreign currency
translation                                 --          --             --             --               --              --
Compensation expense -
restricted stock                            --          --             --             --               --              --
                                    ----------        ----        -------         ------      -----------       ---------
Balance, September 30, 1995         11,426,680        $114        590,857         $5,909      $ 8,412,081              --
Issuance of common stock               892,857           9             --             --        1,249,991              --
Issue costs                                 --          --             --             --          (15,000)             --
Net loss after preferred
share dividends                             --          --             --             --               --              --
Effect of foreign currency
translation                                 --          --             --             --               --              --
Compensation expense -
restricted stock                            --          --             --             --               --              --
Treasury stock                              --          --             --             --               --        (517,112)
                                    ----------        ----        -------         ------      -----------       ---------
Balance, September 30, 1996         12,319,537        $123        590,857         $5,909      $ 9,647,072       $(517,112)
Issuance of common stock               556,250          17             --             --        2,310,983              --
Issue costs                                 --          --             --             --          (15,000)             --
Net loss after preferred
share dividends                             --          --             --             --               --              --
Effect of foreign currency
translation                                 --          --             --             --               --              --
Compensation expense -
restricted stock                            --          --             --             --               --              --
                                    ----------        ----        -------         ------      -----------       ---------
Balance, June 30, 1997              12,875,787        $140        590,857         $5,909      $11,943,055       $(517,112)
                                    ==========        ====        =======         ======      ===========       =========

                                    Cumulative           Unearned       Accumulated             Total
                                       foreign       compensation           deficit
                                      currency         restricted
                                    adjustment              stock
Balance, September 30, 1994          $   8,060          $(726,000)      $(1,997,952)      $ 3,731,612
Issuance of common stock
due to exercise of options                  --                 --                --             6,000
Issuance of convertible
preferred stock                             --                 --                --         2,068,000
Issue costs                                 --                 --                --          (103,400)
Net loss after preferred
share dividends                             --                 --        (2,215,452)       (2,215,452)
Effect of foreign currency
translation                              2,300                 --                --             2,300
Compensation expense -
restricted stock                            --            324,000                --           324,000
                                     ---------          ---------       -----------       -----------
Balance, September 30, 1995          $  10,360          $(402,000)      $(4,213,404)      $ 3,813,060
Issuance of common stock                    --                 --                --         1,250,000
Issue costs                                 --                 --                --           (15,000)
Net loss after preferred
share dividends                             --                 --        (2,695,524)       (2,695,524)
Effect of foreign currency
translation                             (7,235)                --                --            (7,235)
Compensation expense -
restricted stock                            --            324,000                --           324,000
Treasury stock                              --                 --                --          (517,112)
                                     ---------          ---------       -----------       -----------
Balance, September 30, 1996          $   3,125          $ (78,000)      $(6,908,928)      $ 2,152,189
Issuance of common stock                    --                 --                --         2,311,000
Issue costs                                 --                 --                --           (15,000)
Net loss after preferred
share dividends                             --                 --        (2,576,367)       (2,576,367)
Effect of foreign currency
translation                           (124,206)                --                --          (124,206)
Compensation expense -
restricted stock                            --             78,000                --            78,000
                                     ---------          ---------       -----------       -----------
Balance, June 30, 1997               $(121,081)         $      --       $(9,485,295)      $ 1,825,616
                                     =========          =========       ===========       ===========

See accompanying notes to the condensed consolidated financial statements.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation

         The consolidated balance sheet as of September 30, 1996 was derived from the Company's audited financial statements. The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1996 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months ended and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(b)      Description of business

         Transmedia Europe, Inc. ('the Company') was incorporated in Delaware on February 9, 1993. The Company's main business activity through its wholly owned subsidiary company, Transmedia UK plc, is to make cash advances to restaurants for food and beverage credits from certain participating restaurants, which are then recovered as the Company's cardholders utilize their restaurant charge card (see note 1(e)). Presently, the Company's operations are in the United Kingdom and there is an affiliate company operating in France.

         The Company has been granted a license, (the 'Transmedia License'), to operate a specialised restaurant charge card business in Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics (the 'Licensed Territories') by Transmedia Network Inc. ("Network"), a corporation which is incorporated in the United States of America. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ('Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J. Guinan III, currently Chairman of the Board of Directors of the Company (see note 3).

         The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures. On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Asia Pacific, Inc. on similar terms to the terms of the Company's purchase. The Company's element of the consideration consisted of $820,650 (500,000 pounds sterling) in cash and the issuance of 1,200,000 shares of Common Stock in the Company. In addition, the Company granted an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1.00 per share to the owner of Countdown. The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum and is collateralized by a pledge of all the Countdown shares purchased by the Company. In connection with the loan, the Company issued the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share.

         As of June 30, 1997, Transmedia Europe, Inc. had equity interests in the following companies:

         Name                                    Country of Incorporation          % Owned
         Transmedia Europe plc                             United Kingdom              100
         Transmedia UK plc                                 United Kingdom              100
         Transmedia UK Inc.                      United States of America              100
         Transmedia La Carte Restaurant S.A
         ('Transmedia France')                                     France               50
         Countdown Holdings Limited                        United Kingdom               50

(c)      License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or at June 30, 1997.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(d)      Revenue Recognition

         Revenues represent the retail value of food and beverages acquired from the participating restaurants by the Company's cardholders, reduced by the 20% or 25% discount offered to cardholders. Revenues from card membership fees are time apportioned over the period to which they relate.

(e)      Restaurant Credits

         Restaurant credits represent the total advances made to participating restaurants less the amount by which these credits are recouped by the Company as a result of Company cardholders utilizing their cards at participating restaurants. The amounts by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilized by cardholders.

         The funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilize their restaurant charge card at the respective restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect to the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

2.       INVESTMENT IN AFFILIATED COMPANIES

         The investment in affiliated companies consists of the following:

                                              September 30,            June 30,
                                                       1996                1997
                                                                    (unaudited)
                                                -----------         -----------
       Transmedia France
         Cost of investment                     $ 1,800,000         $ 3,067,726
         Less: Share of license fee                (466,667)           (431,667)
         Less: Unpaid element                            --            (862,436)
                                                -----------         -----------
                                                  1,333,333           1,773,623
         Share of losses                           (635,192)         (1,288,699)
         Amortization of goodwill                        --             (20,927)
         Foreign currency movement                       --            (230,024)

                                                -----------         -----------
                                                    698,141             233,973
       Countdown Holdings Limited
         Cost of investment                              --           2,658,156
         Share of losses                                 --             (38,207)
         Amortization of goodwill                        --             (45,766)
                                                -----------         -----------
                                                $   698,141         $ 2,808,156
                                                ===========         ===========

         Due to the provision of "put" and "call" options in the shareholders agreement which establish a basis under which Transmedia France may become a wholly owned subsidiary, $500,000 of the $1,000,000 sub-license fee paid to the Company by Transmedia France in 1995 has not been recognised but instead has been deferred until such time as these options are exercised or expire. The remaining balance of $500,000 has also been deferred against the investment in Transmedia France and is being amortised over a 15 year period commencing October 1995. The Transmedia License requires the payment of a royalty to Network in the event that the Company opens in another country being the greater of $250,000 or 25% of the initial fee. On April 19, 1996 Transmedia France completed a rights issue of shares. Whilst the Company declined to subscribe, it did acquire 15,000 shares, in an unrelated transaction, from International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Board of Directors of the Company, is the principal shareholder and an officer and director, in exchange for $300,000 and certain rights to jointly develop systems unrelated to the business of Transmedia France. Accordingly, the Company's interest was reduced to 36%. On January 17, 1997 the Company acquired 5,300 shares from other shareholders in Transmedia France and in addition subscribed for 67,500 partly paid shares, increasing the Company's interest to 50%. In January 1997 the Bank of France granted Transmedia France an unconditional banking license, replacing its previous provisional license. The Company has committed to acquiring a further 32,200 shares from other shareholders, which would increase the Company's interest to 60%. The completion of these transactions is pending due to subsequent European Economic Union questions that have been raised through the Bank of France.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN AFFILIATED COMPANIES (CONTINUED)

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

         Acquisition of the incremental piece of Transmedia France on January 17, 1997 has been accounted for using the purchase accounting method. The cost of acquisition was calculated as $1,340,000 giving rise to goodwill of $610,760, in addition to the existing $51,157 goodwill. Goodwill is amortised over a 15 year period. The share of net losses relating to the incremental piece have been included from January 17, 1997.

         On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and a director , assigned the Countdown option agreement at cost to the Company and Transmedia Asia Pacific, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each. On April 3, 1997, the Company purchased from Mr C.E.C. Radbone approximately 50% of the outstanding capital stock of Countdown. Countdown, through its wholly-owned operating subsidiary, Countdown Plc, is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by Transmedia Asia on terms similar to the terms of the Company's purchase.

         Acquisition of the 50% interest in Countdown has been accounted for using the purchase accounting method. The cost of acquisition was calculated as $2,658,156 giving rise to goodwill of $2,745,964. Goodwill is amorgised over a 15 year period. The results of operations of Countdown has been included from April 3, 1997.

3.       RELATED PARTY TRANSACTIONS

         The net amounts due from/(to) related parties consist of the following:

                                                                September 30,            June 30,
                                                                         1996                1997
                                                                         ----                ----
         E Guinan III                                             $        --         $    17,802
         International Advance Inc                                     20,946              86,401
         Transmedia Asia Pacific, Inc. ("Transmedia Asia")             93,300            (336,813)
         E Knight                                                          --             (85,719)
         Partech                                                                           (4,571)
         J V Vittoria                                                      --          (1,000,000)
         TMNI International Inc. ("TMNI")                                  --            (250,000)
                                                                  -----------         -----------
                                                                  $   114,246         $(1,572,900)
                                                                  ===========         ===========

         The above loans to related parties and from Transmedia Asia are unsecured, non interest bearing and repayable on demand. The loans received from E Knight and Partech is in the form of shares in Transmedia France which are repayable on demand. The loan received from J V Vittoria is secured on the Company's share of Countdown Holdings Limited, bears interest at a rate of 12% per annum and is repayable on September 27, 1997. The Company issued TMNI a promissory note in the principal amount of $250,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                  E Guinan III     International          Transmedia
                                                   Advance, Inc.   Asia Pacific Inc.
                                  ------------     -------------   -----------------
Balance at September 30, 1996        $      --         $  20,946         $    93,300
Additions                              202,354           329,876              65,244
Amounts charged                             --           196,908             620,243
Amounts collected                     (184,552)         (461,329)         (1,115,600)
                                     ---------         ---------         -----------
Balance at June 30, 1997             $  17,802         $  86,401         $  (336,813)
                                     =========         =========         ===========

                                           E Knight         Partech        J V Vittoria              TMNI
                                           --------         -------        ------------              ----
         Balance September 30, 1996        $     --         $    --         $        --         $      --
         Loan received                      (85,719)         (4,571)         (1,000,000)               --
         Promissory note                         --              --                  --          (250,000)
         Amounts Collected                       --              --                  --                --
                                           --------         -------         -----------         ---------
         Balance June 30, 1997             $(85,719)        $(4,571)        $(1,000,000)        $(250,000)
                                           ========         =======         ===========         =========

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.       OTHER ASSET

         The other asset consists of the following:

                                                                  September 30,        June 30,
                                                                           1996            1997
                                                                           ----            ----
         Investment in option to acquire:
                  - National Helpline Services Pty Limited                $  --        $142,946
                                                                          =====        ========

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

         Under the terms of the Agreement, among other things (i) the Company will make a contribution to the capital of Europe Acquisition by conveying substantially all of the Company's assets, except for its equity interest in Transmedia La Carte Restaurant S.A., to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into Transmedia Asia pursuant to which Transmedia Asia will be the surviving entity and become a wholly-owned subsidiary of the Company and holders of Common Stock of Transmedia Asia will be entitled to receive 0.9109 of a share of Common Stock of the Company for each Transmedia Asia share previously owned.

         At the present time the Agreement has expired by its terms. It is possible that the Agreement may be extended in the future.

6.       CONTINGENT LIABILITY

         The Company did not withhold any amounts from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr Guinan has provided 400,000 shares of the Company's Common Stock and 400,000 shares of Transmedia Asia Pacific, Inc.'s Common Stock which have been sold privately realising pound sterling 293,753. The proceeds have been used to purchase a tax certificate against any potential tax liabilities of the Company and Transmedia Asia Pacific, Inc.. Any excess proceeds will be first used to repay any loans of Mr Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether the proceeds will be adequate to cover any potential liabilities of the Company.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related disclosures.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended June 30, 1997 and 1996 and the nine month periods ended June 30, 1997 and 1996. The success of the Company is dependent upon increasing the number of cardholders ('Company Cardholders') of the Company's card ('The Restaurant Card') and the number of restaurants ('Company Participating Restaurants'), as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently, preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of August 8, 1997 the Company had approximately 48,850 Company Cardholders and 435 Company Participating Restaurants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

The Company generated revenues of $761,024 for the three months ended June 30, 1997, a decrease of 5% over the comparable 1996 period. The 5% decrease in revenues is due to continued low level usage by MBNA campaign Company Cardholders and a trial period of a quarterly, in place of a bi-monthly, circulation for the restaurant directory to Company Cardholders. The Company increased its number of Company Cardholders from approximately 22,500 at June 30, 1996 to 48,800 at June 30, 1997 largely as a result of the 26,000 Company Cardholders produced by the MBNA campaign since August 1996. The Company decreased its number of Company Participating Restaurants from 480 at June 30, 1996 to 435 at June 30, 1997. This decrease is attributable to the Company's policy of rationalising Participating Restaurants with low levels of business. Membership fees for the three months ended June 30, 1997 of $123,000 are 15% lower than for the three months ended June 30, 1996. This decrease is as a result of a combination of membership fees in the UK being subject to UK sales tax (VAT) since May 1996, which the Company has borne as a cost, together with an increased number of 20% saving Company Cardholders (no membership fee payable), netted against an overall increase in the Cardholder base.

Cost of sales amounted to $503,864 for the three months ended June 30, 1997, an decrease of 5% over the comparable 1996 period, this is consistent with the 5% decrease in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Credits') made by the Company to the respective Company Participating Restaurants. Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended June 30, 1997 amounted to $925,643 representing an increase of 1% over the comparable 1996 period.

Transmedia France incurred losses of approximately $682,565 for the three months ended June 30, 1997, an increase of 107% over the comparable 1996 period, after revenues of $78,187, an increase of 4% over 1996,. The increase in losses is principally due to $360,000 incurred on a joint card marketing campaign with Societe Generale, a leading French bank. After taking account of the amortization of the Company's share of the license fee and the royalty receivable from Transmedia France, the Company's share of those losses amounted to $294,414. For the three months ended June 30, 1996 Transmedia France incurred losses of approximately $329,659 after generating revenues of $75,000. The Company's share of those losses amounted to $126,504. Countdown Holdings Limited incurred losses of approximately $76,414 after revenues of $2,284,454 for the three months ended June 30, 1997. The Company's share of those losses amounted to $38,207. Countdown currently has more than 6 million members and operations in 47 countries around the world. The Countdown card provides a buyers' advantage program which offers a wide range of savings in approximately 80,000 establishments.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company earned $1,235 and $nil for the three months ended June 30, 1997 and 1996, respectively, from the temporary investment of excess cash funds. Interest payable of $37,581 and $nil for the three months ended June 30, 1997 and 1996, respectively, relates to interest payable on loans from related parties taken out in the period. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the three months ended June 30, 1997. The Company incurred a net loss of $948,055, for the three months ended June 30, 1997, an increase of 41% over the comparable 1996 period. This increase is primarily due to a 5 % decrease in revenues, a 1% increase in selling, general and administrative expenses and a 163% increase in share of losses from affiliated companies as detailed above .

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

The Company generated revenues of $2,513,071 for the nine months ended June 30, 1997, an increase of 8% over the comparable 1996 period (2% after deducting for foreign exchange movements). The 8% increase in revenues is principally due to the increase in the number of Company Cardholders. Membership fees for the nine months ended June 30, 1997 of $368,250 are 13% lower than 1996. This decrease is as a result of a combination of membership fees in the UK being subject to UK sales tax (VAT) since May 1996, which the Company has borne as a cost, together with an increased number of 20% saving Company Cardholders (no membership fee payable), netted against an overall increase in the Cardholder base.

Cost of sales amounted to $1,673,521 for the nine months ended June 30, 1997, an increase of 8% over the comparable 1996 period (2% after deducting for foreign exchange movements), in line with the 8% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. Selling, general and administrative expenses, consisting primarily of the costs of operations and goodwill amortization, for the nine months ended June 30, 1997 amounted to $3,007,749 representing an increase of 15% over 1996. The increase can be attributed to professional fees of $256,000 incurred through the end of the nine month period for work on the proposed merger with Transmedia Asia Pacific, Inc. and $66,696 of goodwill amortization arising principally on the acquisition of Countdown.

Transmedia France incurred losses of approximately $1,321,610 after revenues of $170,387 for the nine months ended June 30, 1997, an increase of 42% of the comparable 1996 period. Transmedia France commenced operations on a trial basis in April 1996. The increase in losses is principally due to $360,000 incurred during the three months ended June 30, 1997 on a joint card marketing campaign with Societe Generale. After taking account of the amortisation of the Company's share of the license fee and the royalty receivable from Transmedia France, the Company's share of those losses amounted to $611,451. For the nine months ended June 30, 1996 Transmedia France incurred pre-trading and on going losses of approximately $930,000. The Company's share of those losses amounted to $427,000. Countdown Holdings Limited incurred post acquisition losses of approximately $76,414 after revenues of $2,284,454 for the three months ended June 30, 1997. The Company's share of those losses amounted to $38,207. In June 1997, the Company relocated its UK operation to the Countdown facilities in south west London. Significant progress has been made to integrate the two operations and management is in the process of extracting operating cost savings of combining the two operations.

The Company earned $6,236 and $8,096 for the nine months ended June 30, 1997 and 1996, respectively, from the temporary investment of excess cash funds. Interest payable of $37,581 for the nine months ended June 30, 1997 relates to interest payable on loans from related parties. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the nine months ended June 30, 1997.

The Company incurred a net loss of $2,576,367 for the nine months ended June 30, 1997, an increase of 34% over the comparable 1996 period. This increase is primarily due to the 8% decrease in revenues, the 8% decrease in cost of sales and 15% increase in selling, general and administrative expenses together with a 43% increase in the Company's share of Transmedia France losses as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had a working capital deficit of $1,961,952 and an accumulated deficit since inception of $9,485,295. The Company requires substantial additional funds to move forward with its business plans and to satisfy substantial amounts currently due creditors. At June 30, 1997, approximately $1,135,000 was currently due creditors, a significant portion of which is well past due. The Company is currently seeking to raise up to $1,250,000 by means of an equity financing, the proceeds of which will be used in connection with the possible acquisition of NHS (see below) and for working capital, including the repayment of a portion of amounts due creditors and royalties under the Transmedia License (see below). Although the Company anticipates that its efforts to raise additional capital will be successful, there can be no assurance with respect thereto.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company was initially capitalised with 6,206,896 shares of Common Stock, (after giving retroactive effect to stock dividends), for consideration of $500. On August 11, 1993, the Company issued 3,718,784 shares of Common Stock of which
(i) 225,000 shares were issued to Conestoga, a corporation which is related to the Company by virtue of the majority shareholding in Conestoga being held by Edward J. Guinan III, the Chairman of Board of Directors of the Company, in consideration of costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 shares were issued to Network, as partial consideration for the purchase of the Transmedia License;
(iii) 275,000 shares were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the Transmedia License; and (iv) the remaining 2,722,500 shares were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993. Of the cash proceeds of $2,722,500, $850,000 was paid to Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to the Company for use as working capital in respect of the utilisation by the Company of its rights under the Transmedia License.

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

In December 1996 Transmedia Network, Inc. and its affiliate TMNI agreed, at the Company's request, to amend the Transmedia License. The principal revisions allowed the Company to expand into new businesses, acquire Countdown and undertake a corporate restructuring. In consideration a $750,000 fee was paid on April 3, 1997 when the acquisition of Countdown was completed. This fee was split between the Company and Transmedia Asia Pacific, Inc. and took the form of $125,000 each in cash to TMNI and each agreed to issue a promissory note in the principal amount of $250,000 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. A $250,000 fee, split between the Company and Transmedia Asia Pacific, Inc. subject to joint and several liability, will also be payable when, and if, a corporate restructuring is completed.

In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ('NHS'). NHS is an Australian business based in Sydney which operates an innovative telephone helpline and medical evacuation business. Its main clients are businesses in the financial services sector who are seeking to augment the package offered to their customers. As of December, 1996, NHS had approximately 4 million members in Australia. Transmedia Asia Pacific, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. A further $8,205 for NHS-related legal fees has been capitalised within the investment cost of the NHS option during the three months ended March 31, 1997. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that if the acquisition occurs the option cost will be offset against the purchase consideration.

On April 3, 1997, the Company purchased from Mr C.E.C. Radbone approximately 50% of the outstanding capital stock of Countdown. Countdown, through its wholly-owned operating subsidiary, Countdown Plc, is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by Transmedia Asia Pacific, Inc. ("Transmedia Asia") on terms similar to the terms of the Company's purchase.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In payment of the purchase price for Countdown on April 3, 1997, the Company issued 1,200,000 shares of its Common Stock, $0.00001 par value per share and paid pound sterling 500,000 (approximate U.S. Dollar equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr Radbone an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1.00 per share.

The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum, and is collateralized by a pledge of all of the shares purchased by the Company from Mr Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share.

In connection with the acquisition, the Company and Transmedia Asia each agreed to pay $125,000 in cash to TMNI and each agreed to issue TMNI a promissory note in the principal amount of $250,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition , which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant charge card business.

Subsequent to granting a banking license to Transmedia France in January 1997, the Bank of France raised certain questions regarding the application of certain European Economic Union regulations to the capitalization of Transmedia France. Transmedia France is attempting to clarify and resolve these questions. If additional requirements are imposed, it is possible that Transmedia France could lose its French banking license.

As previously reported with the formation of Transmedia France, the Company entered into a shareholders agreement with the other shareholders of Transmedia France. Under the shareholders agreement, the other shareholders have put options in years 2 and 4. The basis for the valuation under the year 2 option is equal to 120% of capital invested and under the year 4 option is equal to ten times operating cash flows. The Company is discussing with other shareholders of Transmedia France modification of the put option of such shareholders. Such modification could take the form of deferral, elimination and/or payment of the put obligation in securities of the Company in lieu of cash. If the put option were exercised in its current form, which exercised would occur commencing in late September 1997, Transmedia Europe would not have sufficient resources to meet the put obligation.

Due to the shortage of funds, the Company has failed to pay approximately $55,000 in royalties owing under the Transmedia License. The Company is in discussions regarding an extension of the time for payment. Failure to pay such royalties could result in the loss of the Transmedia License in all licensed territories, including the United Kingdom.

In addition to the investments above, there were cash inflows from related parties of $28,559 and $179,123 for the three months ended June 30, 1997 and 1996, respectively. There were cash inflows from related parties of $346,856 and $400,844 for the nine months ended June 30, 1997 and 1996, respectively. On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and director , assigned the Countdown option agreement at cost to the Company and Transmedia Asia Pacific, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

Net cash used in operating activities for the three months ended June 30, 1997 and 1996 was $176,171 and $134,348, respectively, and for the nine months ended June 30, 1997 and 1996 was $732,023 and $992,211, respectively, mainly resulting from the net loss for the relevant periods. Of these amounts $48,321 represents and $265,059 represent the net cash inflow for the three months ended June 30, 1997 and 1996, respectively, and $57,137 and $48,649 represents the net cash inflow for the nine months ended June 30, 1997 and 1996, respectively, for advances to Company Participating Restaurants. The Company continues to improve returns from Company Participating Restaurants by tighter control of restaurant advances. The cash outflows were funded by the two 1996 issues of Common Stock and the loan received from a director and stockholder of the Company in April 1997.

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

With the exception of the commitments made to the joint venture in France and those made under the Transmedia License as disclosed above and any potential commitments that may be made in connection with the possible acquisition of an interest in NHS, the Company has not made any other significant capital commitment. The Company does not have an immediate plan to make other significant capital commitments related to the operation of its business in the United Kingdom.

ITEM 2
TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Asia Pacific, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Asia'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Asia Acquisition'). Under the terms of the Agreement, among other things (i) the Company will make a contribution to the capital of Europe Acquisition by conveying substantially all of the Company's assets, except for its equity interest in Transmedia France, to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into Transmedia Asia pursuant to which Transmedia Asia will be the surviving entity and become a wholly-owned subsidiary of the Company and stockholders of Common Stock of Transmedia Asia will be entitled to receive
0.9109 of a share of Common Stock of the Company. At this time the Agreement has expired without being completed. There is no assurance when or if a merger will be affected nor as to the terms of any such merger.

The Company did not withhold any amounts from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr Guinan has provided 400,000 shares of the Company's Common Stock and 400,000 shares of Transmedia Asia Pacific, Inc.'s Common Stock which have been sold privately realising pound sterling 293,753. The proceeds have been used to purchase a tax certificate against any potential tax liabilities of the Company and Transmedia Asia Pacific, Inc.. Any excess proceeds will be first used to repay any loans of Mr Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether the proceeds will be adequate to cover any potential liabilities of the Company.

In June 1997, the Company was notified by the Nasdaq SmallCap Market that the bid price of the Company's Common Stock has fallen below the minimum acceptable level of $1.00 per share and that the shareholders' equity level of $2,000,000 had also not been met. Nasdaq allowed the Company until September 10, 1997 to demonstrate compliance. If the Company fails to satisfy the continued listing criteria within such time frame, the Company's securities could be delisted.

INFLATION AND SEASONALITY

The Company does not believe that its operations have been materially influenced by inflation. The business of individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverages served. However, the Company at this time has no basis on which to project seasonal effects, if any, to its business as a whole.

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES



PART II:  OTHER INFORMATION

Item 5  Other Information

In July 1997, Mr Edward Guinan III was elected Chairman of the Board of Directors of the Company and Mr Paul Harrison succeeded to the offices of President, Chief Executive Officer and Treasurer/Chief Financial Officer. Mr Harrison is acting as the Company's principal financial officer pending the hiring of a new Chief Financial Officer.

Item 6:  Exhibits and Reports on Form 8-K

a) Exhibits:


b) Reports on Form 8-K: - An amendment to report on Form 8-K was filed on June 16, 1997 regarding the acquisition of 50% of the outstanding capital of Countdown Holdings Limited.

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.



TRANSMEDIA EUROPE, INC.





By /s/ Paul L. Harrison
----------------------------------------------------------
       PAUL L. HARRISON
Chief Executive Officer and Duly Authorised Representative

August 15, 1997