Form 10-Q
period 1997-12-31
TRANSMEDIA EUROPE INC
filed 1998-02-25
CIK 906908

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(MARK ONE)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997
                                ----------------------------
                                                      OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ------------------

                             Commission file number 0-24404

                              TRANSMEDIA EUROPE, INC.
                  -------------------------------------------------------
                  (Exact name of Registrant as specified in its charter)

       DELAWARE                                                  13-3701141
  --------------------                                        ----------------
(State or other jurisdiction                                 (I.R.S. Employer
of Incorporation of                                          Identification No.)
organization)


                   11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
          --------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                               U.K. 011-44-171-930-0706
                         --------------------------------------
                           (Registrant's telephone number,
                               including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                YES /  / NO /X/

    The number of shares outstanding of the issuer's common stock, $.00001 par value, as of February 13, 1998: 15,058,597


                                     INDEX

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.......................................................................     Pages 1-7

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended December
  31, 1996 and 1997 (unaudited).

Condensed Consolidated Balance Sheets as of:
- December 31, 1996
- December 31, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended December
  31, 1996 and 1997 (unaudited).

Condensed Consolidated Statement of Changes in Stockholders Equity for the three month periods ended December 31, 1996 and 1997 (unaudited) and for the fiscal years ended September 30, 1996 and 1997.

Notes to the Condensed Consolidated Financial Statements

ITEM 2.......................................................................    Pages 8-12

Management's Discussion and Analysis of Financial Condition and Results of
  Operations

PART II: OTHER INFORMATION..................................................     Page 13

SIGNATURES..................................................................     Page 13

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------

                                                                                      THREE MONTHS
                                                                                          ENDED      THREE MONTHS
                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1996           1997
ENDED                                                                                  (UNAUDITED)    (UNAUDITED)
------------------------------------------------------------------------------------  -------------  -------------

Revenues............................................................................   $   910,845    $ 1,862,714

Membership fees.....................................................................       123,000      1,120,146

Other income........................................................................            --             --
                                                                                      -------------  -------------

Total revenues and fees.............................................................     1,033,845      2,982,860

Cost of sales.......................................................................      (601,907)    (1,820,722)
                                                                                      -------------  -------------

Gross profit........................................................................       431,938      1,162,138

Selling, general and

administrative expenses.............................................................      (998,745)    (1,655,717)

Royalty.............................................................................       --             (54,299)
                                                                                      -------------  -------------

Loss from operations................................................................      (566,807)      (547,878)

Share of profits/losses of associated company.......................................      (126,752)         5,632

Interest income.....................................................................         3,670        --
                                                                                      -------------  -------------

Loss before income taxes............................................................      (689,889)      (542,246)

Income taxes........................................................................       --             --
                                                                                      -------------  -------------

Net loss before preferred share dividends...........................................      (689,889)      (542,246)

Minority Interest...................................................................       --              92,083

Preferred share dividends...........................................................       (33,605)       (33,605)
                                                                                      -------------  -------------

Net loss after preferred share dividends                                               $  (723,494)   $  (483,768)
                                                                                      -------------  -------------
Loss per common share                                                                  $     (0.06)   $     (0.03)

Weighted average number ofcommon

shares outstanding..................................................................    12,237,420     15,459,602
                                                                                      -------------  -------------


    See accompanying notes to the condensed consolidated financial statements.

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                      DECEMBER 31,  DECEMBER 31,
                                                                                          1996          1997
                                                                                      (UNAUDITED)    (UNAUDITED)
                                                                                      ------------  -------------

Assets

Current assets

  Cash (including temporary cash investments of $nil   at December 31, 1997 and
  $168,350 at December 31, 1996)....................................................   $  848,542   $     568,189

  Trade accounts receivable.........................................................       37,182         902,453

  Restaurant credits, (net of allowance for irrecoverable credits of$452,736 at
  December 31, 1997 and of$666,134 at December 31, 1996)............................    1,492,933       1,272,938

  Amounts due from related parties (note 4).........................................      308,084        (100,158)

  Prepaid expenses and other current assets.........................................      232,461         404,643
                                                                                      ------------  -------------

Total current assets................................................................    2,919,202       3,048,067

Non-current assets

  Investment in and advances to affiliated company (note 2).........................      567,653       1,148,578

  Property and equipment(net of accumulated depreciation of $678,338 at December 31,
  1996 and $171,882, at December 31, 1997)..........................................       71,433         680,733

  Intangible and other assets (net of accumulated amortization of $669,828 at December
  31, 1996 and $731,849 at December 31, 1997) (note 3)..............................    1,404,746       5,135,405

  Other assets......................................................................                           --
                                                                                      ------------  -------------

Total assets........................................................................   $4,963,034   $  10,012,783
                                                                                      ------------  -------------
                                                                                      ------------  -------------

    See accompanying notes to the condensed consolidated financial statements.

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                     DECEMBER 31,    DECEMBER 31,
                                                                                         1996            1997
                                                                                      (UNAUDITED)    (UNAUDITED)
                                                                                     -------------  --------------

Liabilities and Stockholders' Equity

Current liabilities

  Bank Overdraft...................................................................             --   $      920,825

  Trade accounts payable...........................................................        618,083       2,450,733

  Deferred membership fee income...................................................        384,820         498,523

  Accrued liabilities..............................................................        514,331       1,580,165

  Amount due to related party (note 4).............................................        251,806       2,110,425
                                                                                     -------------  --------------

  Total current liabilities........................................................      1,769,040       7,650,674

Non-current liabilities

  Deferred license fee income......................................................        500,000              --
                                                                                     -------------  --------------

  Total liabilities................................................................      2,269,040       7,650,674
                                                                                     -------------  --------------

Stockholders' equity

  6 1/2 % Convertible Preferred Shares, $0.01 par value, 5,000,000 shares authorised,
  590,857 issued and outstanding shares at December 31, 1997 and December 31,
  1996.............................................................................          5,909           5,909

  Common stock, $.00001 par value, 95,000,000 shares authorised, 15,459,602 issued and outstanding at December 31, 1997 and 12,875,787 at December 31,
  1996.............................................................................            128             155

  Additional paid in capital.......................................................     10,744,567      13,608,035

  Accumulated deficit..............................................................     (7,632,422)    (11,138,943)

  Treasury Stock (196,995 shares)..................................................       (517,112)       (517,112)

  Unearned compensation -restricted stock..........................................       --

  Cumulative foreign currency translation adjustment...............................         92,924        (343,839)
                                                                                     -------------  --------------

  Total stockholders' equity.......................................................  $   2,693,994  $    1,614,209
  Minority Interest................................................................       --               837,900
                                                                                     -------------  --------------

Total liabilities and stockholders' equity.........................................  $   4,963,034  $   10,012,783
                                                                                     -------------  --------------
                                                                                     -------------  --------------

    See accompanying notes to the condensed consolidated financial statements.

                    TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                      THREE MONTHS   THREE MONTHS
                                                                                          ENDED          ENDED
                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1996           1997
                                                                                      -------------  -------------
Cash flows from Operating Activities:
  -Net loss before preferred dividends..............................................     $(689,889)     $(542,246)
Adjustment to reconcile net loss to net cash used in operating activities
  -Depreciation and amortization....................................................        38,414        122,804
  -Amortization of deferred compensation............................................        78,000             --
  -Provision for irrecoverable restaurant credits...................................        64,047       (100,000)
  -Share of losses of affiliated company............................................       126,752         (5,632)
Changes in assets and liabilities:
  -Trade accounts payable...........................................................        62,370         66,217
  -Accrued liabilities..............................................................            52         86,772
  -Restaurant credits...............................................................       (51,310)        92,980
  -Trade accounts receivable........................................................        83,761       (417,485)
  -Prepaid expense and other current assets.........................................        35,753        194,983
  -Deferred membership fees.........................................................       (20,603)       (37,986)
  -Deferred license fee income......................................................            --             --
                                                                                      -------------  -------------
Net cash used in operating activities...............................................      (272,653)      (539,593)
                                                                                      -------------  -------------
Cash flows from investing activities:
  -Due from/(to) related parties....................................................        57,968        (48,857)
  -Purchase of property and equipment...............................................            --             --
  -Loan to affiliated company.......................................................            --             --
  -Net investment in associated company.............................................            --     (1,000,000)
  -Purchase of NHS option...........................................................      (134,741)            --
                                                                                      -------------  -------------
Net cash used in investing activities...............................................       (76,773)    (1,048,857)
                                                                                      -------------  -------------
Cash flows from financing activities:
  -Net proceeds received from issuance of:
   common stock.....................................................................     1,097,500      1,500,000
   convertible preferred shares.....................................................            --
  -Payment of preferred share dividends.............................................       (23,481)            --
  -Bank overdraft...................................................................            --        (31,843)
  -Proceeds from stock options exercised............................................            --             --
                                                                                      -------------  -------------
Net cash (used in)/provided by financing activities.................................     1,074,019      1,468,157
                                                                                      -------------  -------------
Effect of foreign currency on cash..................................................        62,288         38,829
Minority interest...................................................................            --         95,029
                                                                                      -------------  -------------
Net (decrease)/increase in cash and cash equivalents................................       786,881         13,565
Cash and temporary cash investments at beginning of period..........................        61,661        554,624
                                                                                      -------------  -------------
Cash and temporary cash investments at at end of period.............................   $   848,542    $   568,189
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes to the financial statements

                            TRANSMEDIA EUROPE, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                              NUMBER OF               ADDITIONAL
                                       NUMBER OF     COMMON   PREFERRED   PREFERRED    PAID- IN
                                     COMMON SHARES   STOCK     SHARES       STOCK       CAPITAL
                                     -------------   ------   ---------   ---------   -----------
Balance, September 30, 1995........   11,426,680      $114     590,857     $5,909     $ 8,412,081
Issuance of common stock...........      892,857         9          --         --       1,249,991
Issue costs........................           --        --          --         --         (15,000)
Net loss after preferred share
  dividends........................           --        --          --         --              --
Effect of foreign currency
  translation......................           --        --          --         --              --
Compensation expense-- restricted
  stock............................           --        --          --         --              --
Treasury stock.....................           --        --          --         --              --
                                     -------------   ------   ---------   ---------   -----------
Balance, September 30, 1996........   12,319,537      $123     590,857     $5,909     $ 9,647,072
Issuance of common stock...........      556,250        17          --         --       2,310,983
Issue costs........................           --        --          --         --         (15,000)
Net loss after preferred share
  dividends........................           --        --          --         --              --
Effect of foreign currency
  translation......................           --        --          --         --              --
Compensation expense-- restricted
  stock............................           --        --          --         --              --
Option re Countdown................           --        --          --         --         165,000
                                     -------------   ------   ---------   ---------   -----------
Balance, September 30, 1997........   12,875,787      $140     590,857     $5,909     $12,108,055
Issuance of common stock...........    1,500,000        15          --         --       1,499,985
Issue costs........................           --        --          --         --              --
Net loss after preferred share
  dividends........................           --        --          --         --              --
Effect of foreign currency
  translation......................           --        --          --         --              --
Compensation expense-- restricted
  stock............................           --        --          --         --              --
                                     -------------   ------   ---------   ---------   -----------
Balance, December 31, 1997.........   14,375,787      $155     590,857     $5,909     $13,608,040
                                     -------------   ------   ---------   ---------   -----------
                                     -------------   ------   ---------   ---------   -----------


                                                CUMULATIVE     UNEARNED
                                                 FOREIGN     COMPENSATION
                                     TREASURY    CURRENCY     RESTRICTED    ACCUMULATED
                                       STOCK    ADJUSTMENT      STOCK         DEFICIT       TOTAL
                                     ---------  ----------   ------------   ------------  ----------
Balance, September 30, 1995........         --  $   10,360    $(402,000)    $ (4,213,404) $3,813,060
Issuance of common stock...........         --          --           --               --   1,250,000
Issue costs........................         --          --           --               --     (15,000)
Net loss after preferred share
  dividends........................         --          --           --       (2,695,524) (2,695,524)
Effect of foreign currency
  translation......................         --      (7,235)          --               --      (7,235)
Compensation expense-- restricted
  stock............................         --          --      324,000               --     324,000
Treasury stock.....................   (517,112)         --           --               --    (517,112)
                                     ---------  ----------   ------------   ------------  ----------
Balance, September 30, 1996........  $(517,112) $    3,125    $ (78,000)    $ (6,908,928) $2,152,189
Issuance of common stock...........         --          --           --               --   2,311,000
Issue costs........................         --          --           --               --     (15,000)
Net loss after preferred share
  dividends........................         --          --           --       (3,746,248) (3,746,248)
Effect of foreign currency
  translation......................         --    (239,305)          --               --    (239,305)
Compensation expense-- restricted
  stock............................         --          --       78,000               --      78,000
Option re Countdown................         --          --           --               --     165,000
                                     ---------  ----------   ------------   ------------  ----------
Balance, September 30, 1997........   (517,112) $ (236,180)   $       0     $(10,655,175) $  705,637
Issuance of common stock...........         --          --           --               --   1,500,000
Issue costs........................         --          --           --               --          --
Net loss after preferred share
  dividends........................         --          --           --         (483,768)   (483,768)
Effect of foreign currency
  translation......................         --    (107,029)          --               --    (107,029)
Compensation expense-- restricted
  stock............................         --          --           --               --          --
                                     ---------  ----------   ------------   ------------  ----------
Balance, December 31, 1997.........  $(517,112) $ (343,839)   $      --     $(11,138,943) $1,614,839
                                     ---------  ----------   ------------   ------------  ----------
                                     ---------  ----------   ------------   ------------  ----------

See accompanying notes to the financial statements

TRANSMEDIA EUROPE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

    The consolidated balance sheet as of September 30, 1997 was derived from the Company's audited financial statements.

    The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1997 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for any interim period presented are not necessarily indicative of the results to be expected for the full year.

(b) Description of business

    Transmedia Europe, Inc. ('the Company') was incorporated in Delaware on February 9, 1993.

    The Company's main business activities through its wholly or partially owned subsidiary companies, Transmedia UK plc, Transmedia La Carte Restaurant SA and Countdown Holdings plc, are to make cash advances to restaurants for food and beverage credits from certain participating restaurants, which are then recovered as the Company's cardholders utilise their restaurant charge card (see note 1(c)); and to make available membership benefits to holders of the Countdown card through discount privileges negotiated internationally with suppliers of goods and services. Presently, the Company's operations are in the United Kingdom and France through its subsidiaries, and internationally through its Countdown licensees.

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

    Through its Countdown subsidiary, the Company operates a membership benefits services which allows holders of the Countdown card to take advantage of discounts negotiated with major suppliers of goods and services. As of December 31, 1997 there are approximately 6,500,000 Countdown cardholders with some 100,000 accepting merchants in 47 different countries.

    The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures.

    As of December 31, 1997, Transmedia Europe, Inc. had equity interests in the following companies:

NAME                                                             COUNTRY OF INCORPORATION                 % OWNED
--------------------------------------------------  --------------------------------------------------  -----------
Transmedia Europe plc.............................  United Kingdom                                             100
Transmedia UK plc.................................  United Kingdom                                             100
Transmedia UK Inc.................................  United States of America                                   100
Transmedia La Carte Restaurant S.A
('Transmedia France').............................  France                                                    50.1
Countdown Holdings plc............................  United Kingdom                                              50

    (c) Restaurant Credits

    Restaurant credits represent the total advances made to participating restaurants in exchange for credits less the amount by which these credits are recouped by the Company as a result of Company cardholders utilising their cards at participating restaurants. The amount by which such credits is recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilised by cardholders.

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

(e) License Cost

    The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1997 or at December 31, 1997.

2. INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANY

    The investment in Transmedia France consists of the following:

                                                                                                     DECEMBER 31,
                                                                                      SEPTEMBER 30,      1997
                                                                                          1997       (UNAUDITED)
                                                                                      -------------  ------------
Cost of investment..................................................................   $ 1,800,000    $1,800,000
Less: Share of license fee..........................................................      (466,667)     (458,334)
                                                                                      -------------  ------------
                                                                                         1,333,333     1,341,666
Share of losses.....................................................................      (635,192)     (774,013)
Amounts due from affiliate..........................................................       --             --
                                                                                      -------------  ------------
                                                                                       $   698,141    $  567,653
                                                                                      -------------  ------------
                                                                                      -------------  ------------

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

    On December 4, 1997 the Company agreed to purchase, in principle, not later than January 31, 1998 the following minority interest holdings in Transmedia France: (i) from Partech International Inc. (US Growth Fund Ventures), 34.6% of the shares for a sum of $750,000; (ii) from Eric Knight 5.3% of the shares for a sum of $114,020. Both purchases are subject to the regulatory approval of the Commission Bancaire of the Bank of France. The Company also undertook to contribute sufficient assets and marketable securities to the capital of Transmedia France to make good on the capital deficiency as revealed under the regulations of the Bank of France. This capital contribution will include cash to a value of FF1,000,000 ($165,200) as well as 2,000,000 shares of Common Stock in the Company's affiliate Transmedia Asia Pacific Inc., which are being unconditionally pledged for a period of not less than twelve months by the Chairman of the Company, Edward J. Guinan III.

3. INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                                                COST     ACCUMULATED AMORTISATION  NET BOOK VALUE
                                                                 $                  $                    $
                                                             ----------  ------------------------  --------------
License....................................................   2,317,284           (550,879)            1,820,406
Goodwill...................................................   3,495,970           (180,970)            3,315,000
                                                                                                   --------------
                                                                                                       5,135,406
                                                                                                   --------------
                                                                                                   --------------

4. RELATED PARTY TRANSACTIONS

    The net amounts due from/(to) related parties consist of the following:

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1997
                                                                                       ------------  ------------
E Guinan III.........................................................................   $   --        $   --
International Advance Inc............................................................      308,084       308,084
Transmedia Asia Pacific, Inc.........................................................     (251,806)     (251,806)
                                                                                       ------------  ------------
                                                                                        $   56,278    $   56,278
                                                                                       ------------  ------------
                                                                                       ------------  ------------

5. PROPOSED MERGER

    The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Asia Pacific, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Asia'). Although the Agreement has expired by its terms, the Company's management has recently re-confirmed its intention to pursue the possibility of a merger with Transmedia Asia Pacific.

ITEM 2

TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, and notes thereto, as well as the more detailed notes contained in the Company's annual report on form 10-K for the year ended September 30, 1997.

The business of the Company is the design and supply of various member benefit programs to corporations, affinity groups and individuals.

The success of the Company is dependent upon increasing the number of members ("Company Members"), as well as broadening its product base. In particular the joint acquisition with Transmedia Asia Pacific, Inc ("TMAP") of Countdown Holdings, and the joint acquisition of the majority of Nationwide Helpline Services ("NHS"), mark the start of the creation of a broader based member benefits corporation. Management announced its intention to merge the interests of the Company and TMAP during the course of the year ended September 30, 1997. This process has now been reactivated following the completion of the first stage of the NHS acquisition, and is expected to be completed in the medium term.

The Company will continue to look for new opportunities within the member benefits industry through acquisition and organic growth. Management believes that while the industry has grown dramatically in the USA with a number of sizeable corporations participating, the opportunities internationally are larger with the industry at a more immature stage in its development.

On April 3, 1997 the Company acquired a 50% interest in Countdown Holdings plc ("Countdown"), whose results are consolidated in these statements using the purchase method of accounting. Founded 27 years ago, Countdown is the leading international provider of shopping and leisure discount benefits to approximately 6,500,000 members in 47 countries with over 100,000 accepting merchants. Countdown's head office is based in London with further infrastructural support coming from licensees operating in 14 countries internationally. Within the core UK market, there are approximately 25,000 merchants supporting 2,500,000 members.

On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TMAP, indirectly purchased in simultaneous transactions 51% of the common stock of NHS. Transmedia Australia also acquired an option to purchase the 49% balance of NHS's common stock. The option is exercisable at any time through June 30, 1998, and is subject to an extension for up to 90 days. The results of NHS will be reflected in future periods using the equity method of accounting.

The nature of the Company's Transmedia Restaurant Card program is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended December 31, 1997 and 1996, and the years ended September 30, 1997 and 1996. In order to significantly promote the use of the Restaurant Card in the market, and at the encouragement of Transmedia Network Inc. ("TMNI"), the Company's licensor, the Company had embarked upon a series of free card campaigns. It was hoped that this would lead to a commensurate increase in transaction revenue, and while the number of Restaurant Cardholders did increase substantially year over year, the anticipated increase in usage failed to materialise. The experience of TMNI in the United States was similar to this.

The marketing approach of providing free memberships has now been abandoned, since Restaurant Cardholders who enrolled on a free membership program had a low perceived value for the product. Management will reduce the card base by those free memberships which are not using the card -- thus reducing administrative costs as well. New memberships will be pursued with an emphasis on the corporate diner. Management believes that this segment of non-discretionary spending will yield significantly greater use than the previously targeted retail market. The other impact of this modification in the strategy has been to refocus the restaurant base, effectively significantly reducing the number of restaurants displaying low usage.

NEW PRODUCT DEVELOPMENT

    COUNTDOWN DIRECT

After a detailed analysis of the Countdown product range, management has decided to launch a new direct selling platform for the Countdown card. Hitherto, very little emphasis was placed on direct marketing of the product to consumers. A new management team with over forty years of collective direct marketing experience, has been put together to establish a commission based network marketing sales force on a national basis. This development represents an important move for the Company. It will enable Countdown to capture credit card details of the member directly and provide for a steadily growing base of annuity type income flows from subsequent year renewals.

E-TAILING

Countdown is about to launch three-pronged attack on the internet market place. Prior to acquisition, Countdown had not focussed on the enormous opportunities represented by this medium. The e-tailing medium will be used to direct attention to two new products --

    Countdown Arcade
    Kick Start

    COUNTDOWN ARCADE

Countdown Arcade has been designed to offer a dynamic and fully interactive web site listing of all Countdown accepting merchants, worldwide. The site has firewall protection, allowing only bona fide members access to the merchant listings. However, it has been designed to provide the casual browser with enough information and examples to encourage immediate joining. Management believes that Countdown Arcade will be the largest single collection of international retailers and service providers of discounted products on the internet.

Members will be able to search by name, category or location. All future directory publications and newsletters will promote the web site heavily. Management intends to use Countdown Arcade to promote other products and services in the Company's range.

KICK START/ADVERTISING REVENUE

The underlying Countdown program has over 100,000 participating merchants in some 47 countries. While all will be listed on the Countdown Arcade, this additional service will provide the opportunity to have four interactive pages allocated for this use. For $799 annually, each retailer will have the ability to advertise, promote, run specials etc., changing the content as frequently as they wish. The Company, jointly with TMAP, has entered into a joint venture with a quoted internet software house which will administer the program. The Kick Start program will expose these merchants to an international membership base of approximately 6,500,000 consumers.

NATIONWIDE HELPLINE SERVICES

OVERVIEW

Nationwide Helpline Services ("NHS") was formed several years ago in Australia, and has become the leading supplier of affinity telephone help line products to a wide range of major corporate customers, embracing 5,000,000 members across the country. NHS describes itself as "a builder of value through relationship marketing".

NHS offers a broad range of telephone help line services including legal, tax, accounting, medical, card protection, lockout assistance, emergency assistance as well as an affinity travel business, Teletravel. In addition, the group has another division, IMAN, International Medical Assistance Network. This business handles the case management for individuals who become ill while travelling abroad, for major insurance companies. In all, NHS offers a spread of assistance and helpline products covering 15 different market segments.

BACKGROUND

NHS has successfully developed new products to cross market to the existing 5,000,000 members. From the core telephone business, additional complementary products have been introduced to increase revenues. These new products include:

    Teletravel -- a virtual travel agent established to sell a broad range of travel products to the membership base;

    Break Away Travel -- a travel club offering a wide range of discount travel products and services to employees of the travel industry;

    ICON -- one of Australia's leading General Selling Agents handling ticketing and reservations in Australia and New Zealand for airlines, hotel groups and cruise companies;

    NHS Insurance -- a wholly owned brokerage business providing travel insurance.

CURRENT OPERATION

The method of delivery of the product or service, is key to the NHS program:

    - All professional services are outsourced to independent practicing businesses. Advice given by telephone is from fully qualified specialists;

    - These specialists are linked to the main call-centre in Sydney;

    - NHS pays the specialists either per call or on a flat rate basis, thereby assuring quality advice;

    - Access to the service is via a toll free number for members only.

    Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the loss of a large number of Company Cardholders, Company Participating Restaurants or large supplier of goods or services with whom discount privileges have been arranged; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 compared to Three Months Ended December 31, 1996

The Company generated revenues of $1,862,714 (an increase of 104.5% over 1996) for the three months ended December 31, 1997. The increase in revenues is principally due to the fact that the operations of the Company's French subsidiary were fully consolidated into results for the first time, as well as the fact that the Company's minority interest in NHS was included, also for the first time. The Company marginally decreased its number of Company Participating Restaurants from 465 at December 31, 1996 to 420 at December 31, 1997. This decrease is attributable to the Company's policy of rationalising Participating Restaurants with low levels of business. Membership fees for the three months ended December 31, 1997 of $1,120,146 are $997,146 or 810.7% higher than for the three months ended December 31, 1996. Cost of sales amounted to $1,820,722 (an increase of 202.5% over 1996) for the three months ended December 31, 1997, in line with the overall 188.5% increase in revenues and membership fees. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Credits') made by the Company to the respective Company Participating Restaurants, as well as the cost of the memberships themselves.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended December 31, 1997 amounted to $1,620,717 representing an increase of 62.3% over 1996. The increase can be mainly attributed to incremental overhead costs associated with the MBNA campaign and the subsequent large increase in Company Cardholder numbers together with other marketing related costs.

Transmedia France incurred losses of approximately $177,995 after revenues of $107,493 for the three months ended December 31, 1997. The Company's share of those losses amounted to $89,175. For the three months ended December 31, 1996 Transmedia France incurred pre-trading losses of approximately $89,175. The Company's share of those losses amounted to $44,587.

The Company earned $nil for the three months ended December 31, 1997 from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the three months ended December 31, 1997.

Year Ended September 30, 1997 compared to Year Ended September 30, 1996

The Company generated revenues of $6,928,936 (an increase of 121.7% over 1995) for the year ended September 30, 1996. The Company increased its number of Company Cardholders from 43,500 to 52,000 at September 30, 1996 and at September 30, 1997 respectively, largely as a result of sustained and intensive marketing of the card. The Company substantially increased its number of Participating Restaurants from 440 to 570 at September 30, 1996 and at September 30, 1997 respectively. Membership fees for the year ended September 30, 1997 of $941,320 are 65% higher than 1996 as a result of the increasing numbers of Company Cardholders.

Cost of sales amounted to $4,709,911(an increase of 125.8% over 1996) for the year ended September 30, 1997, in line with the 121.7% in revenues. Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1997 amounted to $7,399,596 representing an increase of 101.6% over 1996.

The Company earned $11,287 for the 1997 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

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

Net cash used in operating activities for the three months ended December
31, 1997 and 1996 were $539,593 and $272,653, respectively, and mainly results from the net loss for the periods. Of these amounts $92,890 and $(51,310), respectively, represents the net cash outflow for advances to Company Participating Restaurants. These cash outflows were funded by the 1995 issue of 6 1/2% Convertible Preferred Stock and the two 1996 issues of Common Stock.

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

On October 17, 1997 the Company signed a letter of intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. This deposit became the property of the Principals in the corporation as of January 15, 1998. The Letter of Intent provides for a purchase price of $3,750,000 in cash plus $500,000 in unrestricted shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

On January 9, 1998, the Company entered into an agreement in principle, subject to confirmation by contract, to purchase 85% of the share capital of Network America Inc., of Dallas, Texas. The consideration consists of a cash deposit of $50,000 to the Principals, the redemption by the Company on January 19, 1998 an outstanding Promissory Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay a sum of $250,000 in cash to the Principals on March 31, 1998, and an undertaking by the Company to pay a sum of $1,000,000 in eighteen subsequent equal monthly instalments of $55,555 each.

Additionally, the Company will require working capital financing to fund the operating losses which have been, and are continuing to be, sustained. It is expected that the Company will require approximately $1,000,000 until the end of the third quarter (June 30, 1998) of it financial year. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs for this period, and to fund the acquisitions of both the privately held corporation and Network America, there can be no assurance that the Company will be able to obtain such additional financing in the remainder of fiscal year 1998.

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

TRANSMEDIA EUROPE, INC.





/s/ David S. Vaillancourt
Chief Financial Officer and Principal Financial Officer

February 22, 1997