Form 10-K
period 1997-09-30
TRANSMEDIA EUROPE INC
filed 1998-03-31
CIK 906908

                                   FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934]

                For the fiscal year ended SEPTEMBER 30, 1997
OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 []

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                       Commission file number 0-24404

                          TRANSMEDIA EUROPE, INC.
-------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                DELAWARE                             13-3701141
           ----------------                        --------------
      (State or other jurisdiction of              I.R.S. Employer
       Incorporation of organization)             Identification No.)

              11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
           ----------------------------------------------------
            (Address of principal executive offices) (zip code)

                           UK 011-44-171-930-0706
                         --------------------------
                       (Registrant's telephone number,
                            including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
           Title of each class                  on which registered
           -------------------                 ---------------------
                   NONE                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.00001 PER SHARE
                   -----------------------------------------
                              (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES / /NO /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 1998 was: $17,858,311 based upon the closing sale price of this Common Stock on that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 27, 1998, was 15,183,597

DOCUMENTS INCORPORATED BY REFERENCE:        NONE

                                     PART I

ITEM 1--BUSINESS

BACKGROUND

    Transmedia Europe, Inc. ("TME" or "the Company") is a Delaware corporation which was formed in February 1993 and began business operations in the UK, October 1993. On May 19, 1993 the Company acquired from Conestoga Partners, Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network") an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company, pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992 as amended April 12, 1993 and August 11, 1993. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a discount restaurant charge card business in all the countries of Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics (the "Licensed Territories"). All references herein to "Company" and "TME" include Transmedia Europe Inc. and its subsidiaries unless otherwise indicated.

    In April 1997 and December 1997, the Company acquired interests in Countdown Holdings Limited ('Countdown') and Nationwide Helpline Services Pty Limited ('NHS'), respectively. See "--Countdown Acquisition" and "--NHS Acquisition".

CORPORATE DEVELOPMENT

    For some time, the management of both the Company and Transmedia Asia Pacific, Inc. ('TMAP'), a company which shares common directors, officers and stockholders with the Company, have been questioning the need to maintain two separate corporate identities. This dual structure was a direct result of the timing difference in obtaining the original licenses for the respective territories. By the beginning of 1997, management felt that keeping the corporate structures distinct and separate was no longer advantageous to shareholders and therefore announced its intention to merge the two companies.

    Management's motivation for initiating this step was driven by several factors including, among other things, the need to reduce the confusion of having two separate stock quotes for essentially the same businesses operating in different geographical regions; to lower central overhead and to increase operating efficiency; and to formalise the existing commonality of management. The proposed merger is subject to approval of the respective Boards, issuance of fairness opinions by independent investment advisers and approval by shareholders of both companies. Management has already announced that at such time as the companies are merged, the merged entity will be operated under the name MemberTek International Inc.

CORPORATE EXPANSION

    Following a review of the Company's operations, management identified the opportunity to broaden the base of the businesses in order to exploit the rapidly growing member benefit services industry. While the Transmedia program provided the core business operating as an international discount dining charge card, management has already identified other businesses which, upon acquisition, would significantly increase the Company's product range, and in doing so, provide a wider base upon which to build future growth. This change of emphasis was initiated with the identification and subsequent acquisition of Countdown and NHS. The Company's aggressive acquisition strategy will require significant additional capital, which the Company does not have, as well as the significant devotion of limited managerial and other resources.

COUNTDOWN

    In April 1997, the Company acquired a 50% interest in Countdown, an international provider of membership discount services. The remaining 50% interest in Countdown was simultaneously purchased by TMAP. See "--Countdown Acquisition". The Company effectively controls the operations of Countdown, and the results of Countdown are accounted for in the financial statements of the Company on the purchase method of accounting.

    The Countdown business, consists of arranging discount privileges with major suppliers of goods and services offering lifestyle benefits to consumers, and of distributing access to those discount privileges to consumers through selling memberships in the Countdown card. Countdown sells these memberships to consumers individually, as well as through affiliations with various groups (unions, professional organisations, etc.). These discount privileges include household goods and supplies, clothing, and leisure goods and services. Countdown also sells vouchers to consumers. Countdown has approximately 6,500,000 members with over 100,000 accepting merchants in 47 countries. These vouchers are sold at a discount to the face value of the voucher, typically of 5-10%, and are redeemable by consumers, at their face value, in connection with purchases similar to those described above, at accepting merchants.

NATIONWIDE HELPLINE SERVICES

    On December 2, 1997 Transmedia Australia Holdings Pty Limited
('Transmedia Australia'), a newly formed company owned equally by the Company and TMAP indirectly purchased 51% of the shares of common stock of Nationwide Helpline Services Pty Limited ("NHS"), an Australian company which, among other things, provides benefit packages to organizations with large customer bases such as banks and insurance companies. Transmedia Australia also acquired an option to purchase the 49% balance of shares of common stock of NHS. Failure to exercise the option during its term could result in forfeiture of the entire investment. For a more detailed description of the terms of the transaction see "--NHS Acquisition". The operations of NHS are effectively controlled by TMAP due to the geographical location of management.

    NHS is Australia's leading provider of telephone helpline and lifestyle benefits, with a product range that includes advice lines on legal, tax, accounting, medical and home emergency issues, as well as the sale of travel products such as insurance, airline tickets and holiday packages. In addition, through a subsidiary called IMAN, the Company provides international medical case management and repatriation services to a number of major insurance corporations. NHS has approximately five million members.

    NHS's services are sold primarily on a wholesale basis to a wide range of major corporations who typically brand the services under their own name, thereby providing additional benefits to their own customer base. Management believes that the acquisition of its interest in NHS is another important development in its stated strategy to broaden its range of member benefit services.

TRANSMEDIA BUSINESS ACTIVITIES

    The restaurant card business of the Company is the exploitation of the rights acquired under the License Agreement. The Company advances money to restaurants selected by it which agree to become participating restaurants ("Company Participating Restaurants"). The Company recovers its advances ("Restaurant Credits") from food and beverages purchased net of taxes and service ("Food and Beverage Credits") from Company Participating Restaurants, by accepted cardholders ("Company Cardholders") who complete applications to become holders of the restaurant card ("The Restaurant Card") offered by the Company. The Company keeps a current record of the amount of Food and Beverage Credits outstanding at each Company Participating Restaurant.

    As food and beverages are consumed by Company Cardholders at Company Participating Restaurants by such Company Cardholders charging the retail price of such food and beverages with The Restaurant Card, the Food and Beverage Credits outstanding are reduced and the Restaurant Credits outstanding are also reduced by one-half of such Food and Beverage Credits used.

    The Company Cardholder receives on each purchase a credit equal to 25% of the Food and Beverage credits used. The Company Participating Restaurant is paid its taxes and service by the Company from a portion of the proceeds received by the Company from the payment by a Company Cardholder of the amount charged on The Restaurant Card. The Company retains the balance which reduces the Restaurant Credits by 50% of the Food and Beverage Credit used. The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 2.5% of Food and Beverage Credits used as sales commissions.

    The Restaurant Card is a discount restaurant charge card used by a Company Cardholder in lieu of a major credit card to charge food and beverages purchased at a Company Participating Restaurant. The Restaurant Card charges are transferred to the major credit card used by the Company Cardholder as listed in the Restaurant Card application. The full amount of the charge is listed on the major credit card bill along with a separate credit equal to 25% of the cost of food and beverages at a Company Participating Restaurant (excluding taxes and service). As at December 31, 1997, the Company had approximately 570 Company Participating Restaurants and approximately 52,000 Company Cardholders. The Company is currently operating in the United Kingdom and France, and plans in the future to develop the License within the Licensed Territories, directly, through subsidiaries, and through the sale of sub-licenses and franchises to others. In connection with this business, the Company will receive revenue from (a) the difference between the amount of its Restaurant Credits to Company Participating Restaurants and Food and Beverage Credits used at Company Participating Restaurants by Company Cardholders, net of the 25% discount to Company Cardholders, the Network royalty and sales commissions, (b) annual membership fees and renewal fees of Company Cardholders, and (c) sub-license and franchise fees when and if received by the Company from future franchises and sub-licenses, net of minimum up-front payments to Network with regard to such franchises and licenses.

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

    Network was issued 496,284 shares of the Company, as partial consideration for the sale of the License to the Company, and has the right to designate one director of the Company. There is not currently a director that has been designated by Network.

    TMAP had acquired an equivalent license from TMNI covering essentially all of Asia and other Pacific Rim countries. TMAP commenced operations in Sydney, Australia in November 1994 and had obtained approximately 36,800 cardholders and 274 Company Participating Restaurants as at December 31, 1997. TMAP licenses certain operating software from the Company at an annual fee.

    The Countdown business of the Company ("Countdown") consists of arranging discount privileges with major suppliers of goods and services offering lifestyle benefits to consumers, and of distributing access to those discount privileges to consumers through selling memberships in the Countdown card. Countdown sells these memberships to consumers individually, as well as through affiliation with various groups (unions, professional organisations, etc.). These discount privileges include household goods and supplies, clothing, and leisure goods and services. Countdown has approximately 6,500,000 members, with over 100,000 accepting merchants in 47 countries. Countdown also sells vouchers to consumers. These vouchers are sold at a discount to the face value of the voucher, typically of 5 --10%, and are redeemable by consumers, at their face value, in connection with purchases similar to those described above, at accepting merchants.

RESTAURANT CARD TRANSACTION ILLUSTRATION

    The following is a descriptive illustration of a hypothetical transaction by a Company Cardholder at a Company Participating Restaurant.

    The Company, through a commissioned sales representative, recruits Restaurant A, a full service restaurant operating in London, as a Company Participating Restaurant. The Company grants Restaurant Credits in the amount of 3,000 pounds (UK) which entitles the Company to collect the proceeds from 6,000 pounds (UK) of Food and Beverage Credits charged by Company Cardholders on The Restaurant Card at Restaurant A.. John Smith, a Company Cardholder, enjoys a meal at Restaurant A and pays the 100 pound (UK) check (consisting of 80 pounds (UK) for food and beverages and 20 pounds (UK) for taxes and service) with The Restaurant Card. Mr Smith presents The Restaurant Card. Restaurant A delivers The Restaurant Card receipt for Mr Smith's meal to the Company for processing through the Major Credit Card Account designated by Mr Smith in The Restaurant Card application and for payment. The Company utilizes 80 pounds (UK) of Restaurant A's Food and Beverage Credits (for which it has made Restaurant Credits of 40 pounds (UK)) and reduces the Restaurant Credits due to it from Restaurant A by 40 pounds (UK). The Company then submits a credit to Mr Smith's Major Credit Card Account in the amount of 20 pounds (UK) (representing 25% of the 80 pounds (UK) of food and beverages consumed). Upon receipt of The Restaurant Card receipt of Mr Smith of 100 pounds (UK), the Company forwards 20 pounds (UK) of this amount (representing the tax and service portion of Mr Smith's meal check) to Restaurant A. The Company forwards 1.60 pounds (UK) as a royalty to Network (2% of the 80 pounds (UK) of Food and Beverage Credits used) and keeps 58.40 pounds (UK). This compares with Restaurant Credits made by the Company of 40 pounds (UK) to Restaurant A and the 80 pounds (UK) of Food and Beverage Credits utilized in providing Mr Smith his meal. The Company is responsible for paying the commissions of its sales representatives which are currently 5% of Food and Beverage Credits used.

    The allocation of the hypothetical 100 pound (UK) check can be summarized as follows:

NAME             AMOUNT RECEIVED                NATURE OF ALLOCATION
-------          ---------------  ---------------------------------------------

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

The Company      58.4 pounds (UK)  This represents a reduction of Restaurant
                                   Credits by 40 pounds (UK) plus 18.40 pounds
                                   (UK) of gross profit. From this amount a
                                   sales representative of the Company will
                                   typically receive a commission of 3.75% of
                                   Food and Beverage Credits used or in this
                                   example 3 pounds (UK).


COUNTDOWN ACQUISITION

    On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown, a privately owned United Kingdom company based in London, England. Countdown, through its wholly-owned subsidiary, Countdown plc, is an international provider of membership discount services offering lifestyle benefits and discounted purchases of merchandise and services, to approximately 6,500,000 cardholders distributed world-wide, with over 100,000 accepting merchants in 47 countries. The transaction ("the Acquisition") was consummated pursuant to an Acquisition Agreement dated as of April 3 1997 ("the Acquisition Agreement") among the Company, C.E.C. Radbone and TMAP.

    In payment of the purchase price, the Company issued 1,200,000 shares (the "Radbone Shares") of its common stock, $.00001 par value per share ("Common Stock"), 250,000 options to purchase shares at $1 each, and paid pounds UK 500,000 (approximate U.S. Dollar equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr. Radbone piggyback and demand registration rights with respect to the Radbone Shares. In accordance with the Acquisition Agreement, the balance of the outstanding capital stock of Countdown was simultaneously purchased by TMAP on terms similar to the terms of the Company's purchase.

    The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan became due on demand on September 27, 1997, and bears interest at a rate of 12% per annum. By letter agreement dated January 13, 1998, the director agreed not to demand payment for an indefinite period, but in any event to give sixty days notice of such demand. It is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share, and granted piggyback registration rights with respect to such shares.

    Contemporaneously with the Acquisition, Countdown entered into an employment agreement with Mr. Radbone pursuant to which Mr. Radbone was employed as Managing Director of Countdown. Upon consummation of the acquisition, Mr Radbone was elected a director of the Company, and Messrs. Edward J. Guinan III and Paul Harrison were elected directors of Countdown and Countdown Plc. On January 16, 1998, Mr. C.E.C. Radbone, resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown plc, a subsidiary of the Company, was cancelled. Mr. Radbone holds 1,200,000 shares of Common Stock of the Company and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares at a purchase price of $1 per share. Under the option, Mr Guinan pledged $250,000 in value of shares of the Company's Common Stock owned by him, (together with $250,000 in value of TME Common Stock owned by him in connection with a similar option on Mr. Radbone's TMAP shares), which will be transferred to Mr Radbone if the option is not exercised and paid by January 15, 1999.

    In connection with the Acquisition, the Company and TMAP each agreed to pay $125,000 in cash to TMNI International Incorporated ("TMNI"), and the Company and TMAP jointly issued TMNI a promissory note in the principal amount of $500,000 with a combined liability, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is to be convertible at the holder's option into Common Stock of the issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant charge card business. The transaction was described in more detail in the Company's Form 8-K dated April 3, 1997 which is incorporated by reference herein.


NHS ACQUISITION

    On December 2, 1997, Transmedia Australia, a newly-formed company owned equally by the Company and TMAP, indirectly through NHS Australia Pty Limited, purchased in simultaneous transactions 51% of the shares of common stock of NHS. The total purchase price for the transaction (including a deposit of Aus. $345,000 ($226,974)) is approximately Aus. $12,500,000
($6,578,950), Aus. $4,000,000 ($2,631,578) of which represents sign-on fees for certain principals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash and 500,000 shares of Common Stock of the Company and its affiliate TMAP. The second tranche (Aus. $2,842,540 ($1,870,092)) was payable on January 31,1998, but in accordance with the provisions of the agreement between the parties, this date has been extended for 90 days, with interest accruing at 5% per annum on the unpaid amounts. Failure to exercise this option during its term will give the NHS principals the rights to repurchase Transmedia Australia's 51% interest for nil consideration. The payment of the first half of the sign-on fees has been delayed until further notice at the request of the principals. The balance continues to be payable on June 30, 1998, (subject to extension of each instalment (with the exception of a portion of the first instalment) by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum). Transmedia Australia also acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus. $2,497,655 ($1,643,194) (less potential reductions). The option is exercisable at any time through June 30,1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase Transmedia Australia's 51% interest for nil consideration. NHS is a provider of benefit packages for organizations with large customer bases such as banks and insurance companies. For a more detailed discussion of the terms of this transaction, reference is made to the Company's current report on the Company's Form 8-K dated December 2, 1997, which is incorporated by this reference herein.

EMPLOYEES

    As of March 27, 1998, the Company employed 58 persons, none of whom are affiliated with a union. The Company believes that its relationship with its employees is good.

COMPETITION

    The charge card business, including the discount restaurant card business, is highly competitive, both internationally and in the United Kingdom. The Company competes to enrol Company Participating Restaurants and Company Cardholders against other discount programs. Competitors include discount programs offered by major credit card companies such as American Express, Barclaycard, and the NatWest Card, as well as Visa, Mastercard and Diners Club. Moreover, other companies offer different kinds of discount marketing programs. For example, Hilton International, an international hotel management company and hotel owner, provides two-for-one dining offers in its restaurants. Many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

    The Company believes that the unique feature of The Restaurant Card is that it can be used by Company Cardholders at Company Participating Restaurants with virtually no restrictions, that The Restaurant Card provides substantial savings without the need for a Company Cardholder to present discount coupons when paying for a meal, and that Company Participating Restaurants are provided with cash in advance of customer charges. The Company believes that all these features contribute to the Company's competitiveness. Although the Company is not aware of any discount programs, restaurant financing business or discount restaurant charge card business in any of the areas in the Licensed Territories, there is no guarantee that others will not offer, in the future, similar services in any of the Licensed Territories. The Company also believes that advertising and promotion, which will require significant cash outlays, will be necessary to maintain competitiveness. However, competitive pressure may require significant additional cash expenditures for advertising and promotion, the amount and timing of which may be dictated in part by the marketing policies of competitors. If the revenues from the Company's operations are insufficient to permit management to match promotional campaigns of competitors, the number of Company Cardholders and Company Participating Restaurants in the Licensed Territory may decline, with a resulting adverse effect on the Company's financial condition.

    The Countdown membership benefit program, with over 6,500,000 members world-wide and over 100,000 accepting merchants in 47 countries, provides a core of business activity upon which the Company intends to build a more diversified benefits program. Countdown competes directly with the discount programs offered by many of the Company's competitors notwithstanding which it has achieved and maintained dominant market positions in several countries through alliances with influential local licensees and by reputation associated with 27 years of trading. Countdown offers a very comprehensive range of discounts which are available from suppliers of a diverse array of products and services.

    NHS is the largest membership benefits provider in Australia offering 5,000,000 members a diverse range of benefits including advice helplines, lifestyle and retail products and services. NHS intends to maintain its dominant market position in Australia through the acquisition of members and by adding to the range of products and services being offered to members. The Company intends to introduce, wherever possible, the benefits offered by NHS into its operations through the global extension or duplication of existing programs.

GOVERNMENT REGULATION

    The Company believes that it possesses all governmental permits or licenses necessary to operate in the

United Kingdom and France, but has not inquired yet as to whether or not any permits may be required in the rest of the Licensed Territories.

    In November 1997, the Company's French subsidiary, Transmedia La Carte Restaurant SA, ("TMF" or "the French company"), of which as of that date the Company owned 50.1% of the common stock, was notified by the Bank of France that, under the terms and provisions of its banking license, its fully paid capital did not meet the statutory minima prescribed by the license. TME had been notified by the board of directors of TMF of the requirement to fulfil its obligation as the majority shareholder in the French company to participate in the capital call which was intended to restore the capital of TMF to the statutory minimum. As of December 4, 1997 the Company arrived at an agreement in principle with two of the three minority shareholders to acquire their holdings in the French company. This transaction is dependent on the regulatory approval of the Bank of France, will involve the Company in an outlay of approximately $1,000,000, and will result in the Company holding 90% of the issued shares in TMF. In addition, the Company, on February 3, 1998 made representations to the Bank of France that the capital of TMF will be maintained at a minimum level of FF15,000,000 ($2,479,000). These steps include introducing cash of FF1,000,000 ($165,000) and also Edward J. Guinan III, Chairman of the Company, pledging unconditionally 2,000,000 shares of common stock of TMAP. The aggregate value of these shares as of March 13, 1998 was $2,500,000. The Company plans to deposit both the cash and the shares of Common Stock of TMAP in an escrow account, pending finalisation of the proposed transaction.

(See --Risk Relating to Transmedia La Carte SA)

IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS AND OTHER RISKS

    Certain statements in this Report under the captions "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans," "intends," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIMITED OPERATING HISTORY, ACCUMULATED DEFICIT, NO ASSURANCE OF
PROFITABILITY

    The Company's operations are subject to all the risks inherent in rapidly growing business enterprises, including limited capital, delays, uncertain markets and competition. The Company began conducting business operations in the Fall of 1993 in London, England. The operations of the Company have produced losses, which have continued through the date hereof. As of September 30, 1997, the Company's accumulated deficit since inception was $10,655,176 and the Company's net loss for the fiscal year then ended was $3,746,248. There can be no assurance that the Company will ever achieve profitable operations. The likelihood that the Company will succeed in the discount restaurant charge card business and other discount services business must be considered in light of general economic conditions and the difficulties, expenses and delays experienced. The economic conditions which exist in the United Kingdom and, in particular the difficulties being experienced in France should also be considered. While the Company believes that current economic conditions in the Licensed Territories will make its business more attractive to Company Participating Restaurants and will make The Restaurant Card more popular with value-conscious individuals, there can be no assurance that the Company will succeed in its business in such an environment or that an improving economic environment will not adversely affect such business.

RISK RELATING TO TRANSMEDIA LA CARTE RESTAURANT SA

    As discussed elsewhere in this Report, in December 1997, the Company reached an agreement in principle with two of the three minority shareholders to acquire their holdings in the French company. This transaction is dependent on the regulatory approval of the Bank of France, will involve the Company in an outlay of approximately $1,000,000, and will result in the Company holding 90% of the issued shares in TMF. As well, these two shareholders have given up their rights to redeem their initial investment in the French company, which right included the payment by the Company of a premium of 20% on the initial investment. In addition, the Company has made representations to the Bank of France that the capital of TMF will be maintained at a minimum level of FF 15,000,000 ($2,479,000). These steps include introducing cash of FF 1,000,000 ($165,200) and also Edward J. Guinan III, the Chairman of the Company, pledging unconditionally 2,000,000 shares of Common Stock of TMAP. The aggregate value of these shares as of February 4, 1998 was $2,500,000.

EXPLANATORY PARAGRAPH IN AUDITOR'S REPORT

    The Company's independent auditors have included an explanatory paragraph in their Report as of, and for the year ended September 30, 1997, stating that the Company's ability to continue to fund its losses, as well as provide capital for the acquisition program, will depend on its ability to continue selling equity securities and effecting the exercise of warrants. -- See "Consolidated Financial Statements".

LICENSE OBLIGATIONS

    The Company is required to operate its discount restaurant charge card business in accordance with the requirements and specifications established by the License Agreement. The License Agreement also establishes minimum development requirements for procuring new Company Participating Restaurants and renewals and new Company Cardholders and renewals. The failure of the Company to satisfy these requirements could result in the termination of the License. In addition, the failure to establish operations in countries other than the United Kingdom and France, prior to specified items may result in loss of rights granted under the License for the Licensed Territories other than the United Kingdom. Moreover, the failure to operate the Company's discount restaurant charge card business or a sub-licensee's business successfully in any location in the Licensed Territories will result in the loss of the License with respect to such location.

NEED FOR ADDITIONAL FINANCING

    The Company requires substantial additional funds to move forward with its business plans, including completion of the acquisition of NHS, and other possible acquisitions, and to satisfy existing creditors and to provide working capital. Management estimates that an amount of $8,250,000 will be required to complete the proposed acquisitions of which $3,500,000 is required to complete the funding of NHS, and $4,750,000 to fund other planned acquisitions. A further amount of $1,000,000 is estimated to be required as working capital to fund the Company's deficit in the period to April 30, 1998.

    In relation to a loan made by a shareholder of $1,000,000 in connection with the Countdown acqusition, although the loan has been renewed for an indefinite period, repayment may be demanded upon provision of 60 days notice. There is a risk that the Company will need to find additional funds to finance this repayment.

    The Company has no available lines of credit at the present time. In the event that management is not successful, or only partially successful in raising the necessary funds, it may have to curtail its acquisition program, with the possible loss of deposits or payments on account of approximately $1,375,000.

    No assurance can be given that the Company will be successful in obtaining additional financing. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders. Failure to obtain the necessary financing within the necessary time frame will have a significant adverse effect on the Company and its results of operations.

    The Company has been able to fund its deficit, and the cost of its acquisition and restructuring of Countdown, principally by the sale of equity securities and exercise of warrants during the year. Whilst the Company is taking steps to reduce the level of operating losses, the Company has required and will continue to require, additional funds from the sale of equities, in order to fund these deficits. The Company is also dependent on being able to raise additional funds by the sale of equities in order to complete the funding of the acquisition of NHS and other acquisitions being contemplated

MANAGEMENT OF GROWTH

    Execution and implementation of the Company's plan of operation will require significant growth. The Company's current plans for growth will place a significant strain on the Company's financial, managerial and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating and financial condition would be materially and adversely affected.

NASDAQ DELISTING; RISKS ASSOCIATED WITH BULLETIN BOARD

    The National Association of Securities Dealers, Inc. ("NASD") has rules which establish criteria for the initial and continued listing of securities on Nasdaq Small Cap Market ("Nasdaq"). Under the rules, a company must maintain at least $2,000,000 in net tangible assets, a minimum bid price of $1 per share, and adhere to certain corporate governance provisions. During the 1997 fiscal year the Company was notified by Nasdaq that the bid price of the Company's Common Stock had fallen below the $1 minimum level.

    Since the Company's initial public offering the Company's Common Stock has been included on the NASDAQ Small Cap Market ("Nasdaq"). On February 26, 1998 a Nasdaq Listing Qualifications Panel held a written hearing to determine whether to continue listing the Company's Common Stock in light of, among other things, the Company's failure to timely file this report. On March 10, 1998 Nasdaq notified the Company that effective that date the Company's securities were delisted from Nasdaq. The determination was made based on the Panel's opinion that so long as it is without accurate, complete and publicly-filed audited financial statements, it will be unable to evaluate the extent of the Company's compliance with Nasdaq's continued listing standards. The Company is currently seeking to have its Common Stock included on the OTC Bulletin Board. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market. With respect to Common Stock traded on the Nasdaq Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets", investors will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock and it could have an adverse effect on the coverage of news concerning the Company. In addition, the Common Stock would be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell the Common Stock to persons other than established customers and accredited investors (accredited investors are generally persons having net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale, as well as disclosing certain information concerning the risks of purchasing low-priced securities on the market for such securities. Consequently the delisting would adversely affect the ability of broker-dealers to sell the Common Stock and the ability of purchasers to sell the Common Stock in the secondary market and would make subsequent financing more difficult.

RESTAURANT CARD RISK

    The restaurant business is marked by a large number of business failures, many of which occur in the first year of operation. The Company believes that current industry financial conditions, especially in the United Kingdom and France, may be worse than historical experience. The Company plans to determine the viability of prospective Company Participating restaurants in the Licensed Territories through credit checks, business viability analysis and on-site visits. The Restaurant Credits made to Company Participating Restaurants in the Licensed Territories will be repaid by the Company Cardholders charging their meals on The Restaurant Card on the basis of reducing the Restaurant Credits at a rate of 50% of the Food and Beverage Credits used. The Company will bear the credit risk that such Company Participating Restaurants may fail before the Restaurant Credits are so repaid. While the closing of any one such Company Participating restaurant would not be likely to have a material effect on the Company's business, the closing of Company Participating restaurants in the Licensed Territories with substantial outstanding Restaurant Credits would have a material adverse effect on the Company's business.

MARKET ACCEPTANCE

    Although the market for charge cards in general is very mature, the market for restaurant-specific charge cards is relatively undeveloped. The Company's success also will depend in large part upon the Company's ability to recruit and retain Company Participating Restaurants and Company Cardholders. The Company began to recruit Participating Restaurants and Company Cardholders in the United Kingdom and France in the Fall of 1993. While the Company expects that it will benefit from the use of The Restaurant Card in the Licensed Territories by Network Cardholders, the Company's success will depend primarily upon the number of Company Cardholders that are recruited in the Licensed Territories, and the level of usage of The Restaurant Card in the Licensed Territories. The Company is offering a product that is new in the marketplace in each of the Licensed Territories and faces all the risks and uncertainties attendant to offering such a product. There can be no assurance that the Company will be able to procure the number of Company Cardholders, Company Participating Restaurants and renewals thereof in the Licensed Territories that will be required for it to fund the development and expansion of its business or to meet its minimum development requirements under the License. Failure to do so could result in the termination of the License.

COMPETITION

    The membership discount services business, including the discount restaurant charge card business, is highly competitive and the Company will be competing for both restaurants and cardholders. Competitors of the Company will include discount programs offered by major credit card companies and other companies that offer a wide variety of discount marketing programs. Some competitors make their discount charge cards available for a variety of purchases, for example, travel, hotels and restaurants. If the revenues from the Company's operations are insufficient to permit the Company to match promotional campaigns of competitors, the number of Company Cardholders and Company Participating Restaurants in the Licensed Territories may decline, with a resulting material adverse effect on the Company's financial condition. Many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with these companies or that these companies will not successfully adopt marketing and operating strategies similar to those used to promote the business of the Company and Network.

DEPENDENCE UPON NETWORK

    The Company's Restaurant Card business is dependent upon Network for consumer goodwill and name recognition. Any material adverse condition suffered by Network may have a material adverse effect on the Company. The Company's operations could be adversely affected by negative developments or adverse publicity involving Network or its franchisees, or sub-licensees. In addition, there can be no assurance that the working relationships that have been established between the Company and Network would not be negatively impacted by any future changes in control of Network. The Company is also dependent on Network for protection of TRANSMEDIA-Registered trademark-trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories. Network has the right, but not the obligation, to institute action against persons who infringe upon or misappropriate any of the licensed marks. If Network chooses not to take any such action, the Company may not take action.

DEPENDENCE UPON USE OF CHARGE CARD ACCOUNTS

    The success of the Company is dependent, in part, upon its ability to use recognized charge cards for collecting billing charges on The Restaurant Card in the Licensed Territories. The Company has recently entered into a clearing agreement with Midland Bank plc, with respect to the processing of charges by Company Cardholders on The Restaurant Card, allowing charges by Company Cardholders on The Restaurant Card to be charged to a Visa-Registered trademark-, Mastercard-Registered trademark-, American Express-Registered trademark-, or Delta-Registered trademark- account of the Company Cardholder. There can be no assurance that the Company will be able to establish the necessary relationships with processing banks or charge card companies in other portions of the Licensed Territories, or continue or renew the existing arrangements with Midland Bank plc, or any other that it may establish. Depending on a variety of factors, the termination of the Company's relationship with any charge card company or processing agent could have a material effect on the Company's operations and business.

OPERATIONS ABROAD

    The Company's Transmedia restaurant card business, as well as the business of Countdown and NHS are conducted abroad. As such the company's revenue and earnings, which are expressed in United States Dollars, will be subject to the risks of currency exchange to the extent of currency fluctuations between the United States Dollar and other currencies in which the company transacts its business.

    Although the Company operates its business in the Licensed Territories in a manner that is similar to Network's business in the United States, some practices have been modified for local tax and other considerations. In certain situations, the Company may be obligated to pay amounts to Network in predetermined United States dollars even though revenues will be paid to the Company in foreign currency. Therefore, fluctuations in currency could have an adverse effect on the Company's profit margins. The Company presently does not intend to engage in currency swaps or other similar hedging contracts to offset possible losses, but may consider such activities in the future. In addition, limitations on the transfer of funds from locations in the Licensed Territories, and unfavourable economic or political developments in the Licensed Territories, could have an adverse effect on the Company's operations or its ability to exploit the License.

DEPENDENCE ON MANAGEMENT

    The success of the Company will be dependent on the abilities and efforts of Mr. Guinan, Chairman of the Board of Directors of the Company and Mr. Harrison, the President and Chief Executive Officer. Any incapacity or inability of Mr. Guinan to perform such functions would have a material adverse effect on the Company. In the event of death or incapacity of Mr. Guinan, Network has the right to approve his proposed replacement. There is no guarantee that Network will approve any such replacement. The Company has no key man life insurance on the life of Mr. Guinan or on the life of Mr. Harrison. The success of the Company will also be dependent upon its ability to hire additional managerial, administrative, systems, sales and marketing personnel. Mr. Guinan is a United States citizen who has the Right to Remain in the United Kingdom.

VOTING CONTROL

    Mr. Guinan is the largest owner of the Company's Common Stock. Mr. Guinan and the Company's management have the ability to control the outcome of substantially all issues submitted to the Company's Board of Directors or stockholders and an investor will be dependent upon the capabilities and judgement of the Company's management. Moreover, concentration of effective voting control could serve to perpetuate current management and could make the Company less attractive to potential acquirers.

GUARANTEE OF SUBLICENSES AND FRANCHISE OBLIGATIONS

    Under the License Agreement the Company has guaranteed the payment of all amounts owed by its sub-licensees and/or franchisees to Network. In the event that such sub-licensees and/or franchisees fail to make any payment to Network, the Company could suffer substantial losses from the payment of such amounts to Network.

RESTAURANT CARD RENEWALS

    Most of The Restaurant Cards issued by the Company provide for the waiver of the annual fee for six months. There is no assurance as to the number of holders who will elect not to renew based upon the requirements to pay an annual fee.

GOVERNMENT REGULATION

    With the exception of the United Kingdom and France, the Company does not possess any governmental permits or licenses for other portions of the Licensed Territories, and has not inquired yet whether any permits or licenses will be required. In the event permits or licenses are necessary for the conduct of the Company's business in other portions of the Licensed Territories, or that additional licenses or permits are required in respect of operations in the United Kingdom or France, there is no guarantee that the Company will be able to procure them, the failure of which could have a material adverse effect on the Company's ability to operate or expand its operations in the Licensed Territories.

NO DIVIDENDS ON COMMON STOCK

    Since it's inception, the Company has not paid any dividends on its Common Stock. The Company intends to retain future earnings, if any, to provide funds for the operation of its business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the reasonably foreseeable future. See "Dividend Policy".

DELAWARE ANTI-TAKEOVER LAW

    The Company is governed by the provisions of Section 203 of the General Corporation law of the State of Delaware. In general, this law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner. A "business combination" is defined to include mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An "interested stockholder" is defined as a person who, together with affiliates and associates, owns (or within the prior three years, did own) 15 per cent or more of the corporation's voting stock.

ITEM 2--PROPERTIES

    The Company, through its wholly owned subsidiary Transmedia UK plc, leases office space of approximately 3,400 square feet in London at 11 St. James's Square, London SW1Y 4LB. The lease is for a period of five years expiring on September 8, 1998, at a net rental of approximately $150,846 per annum. In the event that the lease is not renewed, alternative comparable space is expected to be available at rental rates some 20% above current rates.

    Additionally, the Company, through its subsidiary Countdown, leases mixed use office and warehouse space of approximately 10,000 square feet in London at 1 Hurlingham Business Park, Sulivan Road, London SW6 3DU. The lease is for a period of 20 years expiring on 2015 at a net rental of approximately $160,000 per annum, with rent reviews fixed at intervals of 5 years. It is not presently possible to quantify the impact of these reviews.

    The Company also leases, through its subsidiary Transmedia La Carte Restaurant SA, office space of approximately 2,500 square feet at 9, rue de la Paix, Paris 75002, France. The lease is for a period of three years, expiring on August 31, 1998 at a net rental of approximately $110,000 per annum. Management intends to relocate, at the expiry of this lease, to alternative space which is expected to cost substantially less.

ITEM 3--LEGAL PROCEEDINGS

    Subsequent to the year end, the Company settled a lawsuit in which it was named as a defendant, relating to the granting of a sub-license to operate in Belgium. Otherwise at the date of this Report, there are no material legal proceedings pending involving the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended September 30, 1997, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: Since the Company's initial public offering the Company's Common Stock $.00001 par value (the "Common Stock") had been traded on Nasdaq Small Cap Market ("Nasdaq") under the symbol "MBTE". Nasdaq Listing Qualifications Panel held a written hearing to determine whether to continue listing the Company's Common Stock in light of, among other things, the Company's failure to timely file this report. On March 10, 1998 Nasdaq notified the Company that effective that date the Company's securities were delisted from Nasdaq. The determination was made based on the Panel's opinion that so long as it is without accurate, complete and publicly-filed audited financial statements, it will be unable to evaluate the extent of the Company's compliance with Nasdaq's continued listing standards. The Company is currently seeking to have its Common Stock included on the OTC Bulletin Board. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market. The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low bid prices for shares of the Company's Common Stock.

                           HIGH        LOW
QUARTER ENDED               $          $
----------------------  ---------  ---------
December 31, 1995         2 1/4      1 5/8
March 31, 1996            2          1 1/8
June 30, 1996             2 3/4      1
September 30, 1996        2 1/2      1
December 31, 1996         1 5/8        3/4
March 31, 1997            1 3/8        1/2
June 30, 1997             1 5/16       1/2
September 30, 1997        1 7/16       1/2
December 31, 1997         1 3/8        7/8
March 27, 1998            1 3/8       25/32

    The closing bid and ask prices as at March 11, 1998 were $1 and $1 respectively.

(b) Holders of Common Stock: The number of stockholders on record of the Common Stock on March 27, 1998 was 215. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name.".

(c) Dividends: The Company has never paid cash dividends with respect to the Common Stock, except for stock dividends paid to founders on inception (February 9, 1993). The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

    At various times from August 24, 1997 to December 31, 1997, the Company sold in a private placement (the "Private Placement") an aggregate of 1,592,165 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. The warrants are presently exercisable and expire in three years from the date of issuance. In consideration for their agreement to purchase, on a standby basis, a certain number of shares in the Private Placement, 3.3 the Company agreed to issue to certain holders of preferred stock of the Company three-year warrants to purchase up to an aggregate of 369,313 shares of Common Stock at an exercise price of $1 per share. The Private Placement was made pursuant to the exemption from the registration requirement of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6--SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included in this Report.

INCOME STATEMENT DATA

                                                                 FISCAL YEARS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------
                                                     1997          1996          1995          1994        1993
                                                 ------------  ------------  ------------  ------------  ---------
Total revenues and fees........................  $  7,870,256  $  3,696,400  $  3,967,997  $  2,178,772     --
Gross profit...................................     3,160,345     1,610,495     1,701,411       817,778
Loss from operations...........................    (4,239,251)   (2,059,812)   (2,114,975)   (2,038,128)   (56,828)
Net loss after minority interest and preferred
  share dividends..............................    (3,746,248)   (2,695,524)   (2,215,452)   (1,945,236)   (52,716)
Net loss per common share......................  $      (0.27) $      (0.24) $      (0.19) $      (0.19) $   (0.01)

                                                                            AS AT SEPTEMBER 30,
                                                           ------------------------------------------------------
BALANCE SHEET DATA                               1997          1996          1995          1994          1993
-------------------------------------------  ------------  ------------  ------------  ------------  ------------
Restaurant credits.........................  $  1,265,918  $  1,309,279  $  1,622,571  $  1,392,571  $  1,206,898
Intangible assets..........................     1,847,426     1,297,026     1,405,112     1,513,198     1,619,204
Goodwill...................................     3,350,000       --            --            --            --
Total assets...............................     9,073,025     3,926,355     9,073,025     4,647,125     3,891,220
Total liabilities..........................     7,678,922     1,774,166     2,008,620       915,513       709,364
Minority interest..........................       834,954       --            --            --            --
Total equity...............................       559,149     2,152,189     3,813,060     3,731,612     2,824,137
Other Data
Number of Participating Restaurants........           570           440           460           291           179
Number of Countdown accepting merchants....       100,000       --            --            --            --
Number of Company
Cardholders................................        52,000        43,500        19,000        12,000         3,400
Number of Countdown Members................     6,500,000       --            --            --            --

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

The nature of the Company's Restaurant Card business is such that there is a lead time before profitable operations can be achieved. This is demonstrated in the financial results for the years ended September 30, 1997, 1996 and 1995. The success of the Company is dependent upon the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of September 30, 1997 the Company had approximately 52,000 Company Cardholders and 570 Company Participating Restaurants.

The Company's ability to grow has been restricted by the single product offered by the Transmedia dining program. During fiscal 1997, the Company and TMAP jointly obtained the permission of TMNI to expand its business base by jointly paying $250,000 in cash and issuing a joint promissory note for $500,000 to TMNI. In April 1997, the Company and TMAP each purchased 50% of Countdown, an international provider of membership discount services and in December 1997 jointly acquired with TMAP an interest in NHS, the largest provider of telephone helpline and lifestyle benefits in Australia. These acquisitions provide the Company with core business activities which are complementary to the Company's existing business and upon which the Company can build a more diversified benefits program, subject to, among other things, obtaining significant additional capital. Further acquisitions are planned in fiscal 1998, which should add to the Company's cardholder/membership base and expand the product range.

On April 3, 1997 the Company acquired a 50% interest in Countdown, whose results are consolidated in these statements using the purchase method of accounting. The acquisition provides the Company with core business activities, which are complimentary to the Company's existing business and upon which the Company can build a more diversified benefits program.

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

In February 1997, the Company entered into an Agreement and Plan of Reorganization to merge the Company and its affiliate Transmedia Asia Pacific , Inc. under the name MemberTek International, Inc. The acquisition of Countdown and NHS caused the Company to postpone the merger, however management is committed to merging the companies in fiscal 1998.

RESULTS OF OPERATIONS

Year Ended September 30, 1997

The Company generated revenues and fees of $7,870,256 and $3,696,400 for the year ended September 30, 1997 and September 30, 1996 respectively. The increase in 1997 is primarily due to the effect of the acquisitions of Countdown and TM France in April and December, 1997 respectively whose results are consolidated in these statements for the first time using the purchase method of accounting. Countdown generated revenues of $3,239,052 for the six months ended September 30, 1997 and TM France generated revenues of $337,072 for the nine months ended September 30, 1997. The revenues generated by the Company's operations (exclusive of Countdown and TM France), for the year ended September 30, 1997 amounted to $3,352,812, an increase of 7.3% over 1996. This increase is due to the increased number of Company Cardholders.

Membership fees for the year ended September 30, 1997 were $941,320 compared to $570,425 for the previous year. The membership fees attributable to Countdown and TM France for 1997 were $435,923 and $19,398 respectively. Existing operations produced membership fees of $486,000 for the year ended September 30, 1997, a decrease of 14% over 1996. This decrease is as a result of a combination of membership fees in the UK being subject to UK sales tax (VAT) since May 1996, which the Company has borne as a cost, together with an increased number of 'Free Card' Company Cardholders (membership with no annual fee payable but a reduce 20% discount), netted against an overall increase in the Cardholder base.

The Company increased the number of Company Cardholders from 43,500 at September 30, 1996 to 52,000 at September 30, 1997. The increase is mainly as a result of consolidating TM France which has 3,900 Company Cardholders at September 30, 1997 and the continuing MBNA campaign. The Company also increased its number of Company Participating Restaurants from 440 at September 30, 1996 to 570 at September 30, 1997. This increase is due to a combination of consolidating TM France which has 210 Restaurants at September 30, 1997 and a reduction of 36 in existing operations as part of an on-going exercise to eliminate slow moving restaurants from the program.

The Company has also acquired 6,500,000 Countdown members and over 100,000 Countdown accepting merchants. The Company plans to increase its Company Cardholder and Company Participating Restaurant base through various marketing programs, as well as increasing its Countdown membership through a direct marketing program. In particular, this direct marketing program, will involve an expansion of Countdown's marketing efforts in order to achieve an increase in the current numbers of members.

Cost of sales amounted to $4,709,911 for the year ended September 30, 1997 compared to $2,085,905 for 1996. The increase is mainly as a result of consolidating Countdown with $2,299,559 and TM France.with $264,056 of costs of sale. Excluding Countdown and TM France demonstrates that the cost of sales for existing operations was static against the increased revenues and demonstrates the impact of the 'Free Card'.

Selling, general, and administrative expenses consisting primarily of salaries, rents, commissions and other general overhead costs amounted to $7,385,975 for the year ended September 30, 1997 compared to $3,670,307 for 1996. The selling, general and administrative expenses included for Countdown and TM France in the year ended September 30, 1997 were $1,794,847 and $1,298,067 respectively. The increase in the selling, general and administrative expenses incurred by existing operations amounts to $545,742 and includes professional fees of $285,193 for work on the proposed merger with TMAP, $112,875 of costs relating to the termination agreement with a former director, Mr CEC Radbone, $62,265 of tax consultancy costs, consultancy fees relating to the Countdown acquisition of $81,250 and additional goodwill amortization of $237,486, of which $145,970 relates to the goodwill on consolidating Countdown and TM France and $91,516 to reflect a diminution in the carrying value of the license based upon future cash flows. But for these additional expenses the Company would have reported a 6.4% reduction in selling, general and administration expenses.

The Company's share of losses in TM France for the three months ended
December 31, 1996 and prior to the Company taking a majority shareholding in TM France, was $116,899.

The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1997.

The minority interest's share of 1997 losses in Countdown and TM France were $202,905 and $602,954 respectively. The dividend payable on the preferred shares amounted to $220,865 for the year ended September 30, 1997, an increase of $86,445 because of an oversight in under recording a charge in 1996.

Year Ended September 30, 1996

The Company generated revenues and fees of $3,696,400 for the year ended September 30, 1996, a decrease of 6.8%. The decrease in revenues is principally due to the fact that The Times of London and Sunday Times promotions in 1995 gave rise to a high level of non repeat business which has not been fully replaced by the revenues generated by the 1996 campaigns. The Company increased its number of Cardholders from 19,000 to 43,500 at September 30, 1995 and September 30, 1996 respectively, largely as a result of the 17,500 Company Cardholders produced by the MBNA campaign since August 1996. The Company marginally decreased its number of Participating Restaurants from 460 at September 30, 1995 to 440 at September 30, 1996. This decrease is attributable to the Company's policy of rationalising Participating Restaurants with low levels of business. Membership fees for the year ended September 30, 1996 of $570,425 are 10% higher than 1995 as a result of the increasing numbers of company Cardholders.

Cost of sales amounted to $2,085,905 for the year ended September 30, 1996, an decrease of 8% which corresponds to the decrease in revenues.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1996 amounted to $3,670,307 representing a decrease of 4% over 1995. The decrease can be attributed to a cost evaluation exercise that was undertaken in June 1996 which resulted in savings in printing and staff costs.

TM France incurred losses of approximately $1,250,000 after revenues of $156,370 for the year ended September 30, 1996, being its first year of operations which commenced on a trial basis in April 1996. The Company's share of those losses amounted to $509,404. For the year ended September 30, 1995 TM France incurred pre-trading losses of approximately $182,624. The Company's share of those losses amounted to $92,455.

The Company earned $8,112 for the 1996 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1996.

Year Ended September 30, 1995

    The Company generated revenues and fees of $3,967,997 for the year ended September 30, 1995, an increase of 66% over 1994. The increase in revenues and fees reflected the activity generated by an established cardholder base for a full twelve months and new cardholders obtained primarily from The Times of London and Sunday Times promotions. The Company increased its number of Cardholders from 14,000 to 19,000 and increased its number of Participating Restaurants from 430 to 460 at September 30, 1994 and September 30, 1995 respectively. Membership fees for the year ended September 30, 1995 of $518,166 were significantly greater than the $85,847 reported for 1994 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period. Other income represents the non-refundable deposits received for two 90 day options to acquire the franchise for Belgium, which have now lapsed.

Cost of sales amounted to $2,266,586 for the year ended September 30, 1995, an increase of 66% over 1994 which is in line with the increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by the Company Cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company Participating Restaurants.

Selling, general and administrative expenses, consisting primarily of the costs of operations for the year ended September 30, 1995 amounted to $3,816,386 representing an increase of 33% over 1994. In the quarter ended September 30, 1995 the Company incurred a number of additional costs relating to: the development of card marketing opportunities and cardholder activity of $90,000, system development costs of $200,000, an increased general provision for irrecoverable restaurant credits of $100,000 and the $250,000 royalty payment to Network on the granting of the French sub-license. All system development costs for the Company and TMAP were consolidated into the Company where the Company is making enhancements to the system and converting the system to operate in France and other countries. An agreement exists between the Company and TMAP to supply the system for an initial fee of $50,000, paid in fiscal 1994 and an annual fee of $12,000. The Company may receive income in the future for the supply of the system to other countries.

The Company earned $28,978 for the 1995 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial additional funds to move forward with its business plans, including completion of the acquisition of NHS, and other possible acquisitions, to satisfy existing creditors and to provide working capital. Management estimated that an amount of $8,250,000 will be required in the period to April 30, 1998, of which $3,500,000 is required to complete the funding of NHS, $4,750,000 to fund other planned acquisitions. A further amount of $1,000,000 is estimated to be required working capital to fund the Company's deficit in the period to April 30, 1998.

The Company has been able to fund this deficit, and the cost of its acquisition and restructuring of Countdown, principally by the sale of equity securities and exercise of warrants during the year. Whilst the Company is taking steps to reduce the level of operating losses, the Company has required and will continue to require, additional funds from the sale of equities, in order to fund these deficits. The Company is also dependent on being able to raise additional funds by the sale of equities in order to complete the funding of the acquisition of NHS and other acquisitions being contemplated.

The Company has no available lines of credit at the present time. In the event that management is not successful or is only partially successful in raising the necessary funds, it will have to curtail its acquisition program, with the possible loss of deposits or payments on account of approximately $1,375,000.

No assurance can be given that the Company will be successful in obtaining additional financing. Failure to obtain the necessary financing within the necessary time frame will have a significant adverse effect on the Company's financial condition and results of operations. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders. To date, the Company has been successful in raising such capital, but there can be no assurance that it will continue to be possible to raise the funds required. There is a risk that failure to raise the capital required, with the result that the Company would be unable to continue trading.

The Company's independent auditors have included an explanatory paragraph in their report as of, and for the year ended September 30, 1997, stating that the Company's ability to continue to fund its losses, as well as provide working capital for the acquisition program, will depend on its ability to continue selling equity securities and effecting the exercising of warrants (see "Consolidated Financial Statements").

The Company was initially capitalised with 6,206,896 shares, after giving retroactive effect to stock dividends. On August 11, 1993, TME issued and sold 3,718,784 shares of Common Stock of which (i) 225,000 were issued to Conestoga, a corporation which is related to TME by virtue of the majority shareholding in Conestoga, being held by Edward J. Guinan III, the Chairman and Director of the Company, in consideration for the costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 were issued to Network, as partial consideration for the purchase of the License;
(iii) 275,000 were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the License; and (iv) the remaining 2,722,500 were sold to private investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993. Of the cash proceeds of the private placement of $2,722,500, $850,000 was paid by Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to TME for use as working capital in respect of the utilisation by the Company of its rights under the Transmedia License Agreement.

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

In July 1995, the Company issued 590,857 shares of 6 1/2% Convertible Redeemable Preferred Stock at a price of $3.50 per share. The net proceeds of $1,964,600 were used to finance the Company's investment in Transmedia La Carte Restaurant SA in Paris, France, and to provide working capital to existing operations.

In July 1996, the Company issued 892,857 shares of Common Stock at a price of $1.40. The net proceeds of $1,235,000 were used to provide working capital to existing operations

In December 1996, the Company sold an aggregate of 556,250 shares of Common Stock at $2 per share in a private placement The purchasers were also issued warrants to purchase an aggregate of 185,417 shares of Common Stock at $2 per share. The net proceeds of $1,097,500 were used to provide working capital to existing operations.

Commencing August 1997 and terminating in December 1997, the Company sold a private placement in which it sold an aggregate of 1,592,165 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

The Company made investments in Transmedia La Carte Restaurant SA $300,000 in 1995, $1,500,000 in 1996 and $315,000 in 1997.

In June 1996, the Company received 148,853 and 48,142 shares of Common Stock from Edward Guinan III, the Chairman of the Board of Directors, and Conestoga Partners Inc. valued at their market price of $2.625 per share as repayment of their outstanding loans.

The cash resources of the Company are used to provide Restaurant Credits to Company Participating Restaurants in the Licensed Territories, and to pay for general and administrative expenses, including officers' compensation and compensation to independent sales consultants for the recruitment of Company Participating Restaurants, and Company Cardholders.

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

ACQUISITIONS

Effective April 4, 1997, the Company acquired 50% ownership in Countdown Holdings Ltd. and subsidiaries, a United Kingdom corporation offering discounted merchandise purchases and other benefits to approximately 6,500,000 cardholders. These cardholders are distributed world-wide, with nearly 100,000 accepting merchants in 47 countries. The consideration paid for this acquisition was $4,750,000 split equally between the Company and its affiliate TMAP. Of this $4,750,000, $400,000 was paid as a deposit, $1,600,000 was paid in cash, with the balance of $2,750,000 paid in shares of common stock and options to purchase common stock from the Company and TMAP, in approximately equal values. Of the total consideration of $4,750,000, some $6,000,000 is goodwill. An individual who is a member of the board of directors of the Company advanced the Company sufficient funds to complete the cash portion of this transaction. This loan consisted of an amount of $1,000,000 which was loaned to the Company bearing interest at a rate of 12% per annum, and with no set repayment date, but on demand provided the individual gives sixty days notice of such demand.

On December 2, 1997, Transmedia Australia, a company owned equally by the Company TMAP indirectly purchased in simultaneous transactions 51% of the common stock of NHS. The total purchase price for the transaction (including a deposit of Aus $345,000 ($226,974)) was Aus $12,500,000 ($8,223,684), of
which Aus $4,000,000 represents sign-on fees payable to certain individuals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash and 500,000 shares of Common Stock of the Company and its affiliate, TMAP. The second tranche (Aus $2,842,540 [$1,870,092]) as payable in cash on January 31, 1998 but in accordance with the provisions of the agreement between the parties, has been extended for 90 days, with interest accruing thereon at 5% per annum. The initial portion of the sign-on fees, which were payable on January 31, 1998 has been delayed at the request of the principals. The balance is due and payable on June 30, 1998 (subject to extension of each instalment, with the exception of a portion of the first instalment, by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum. Transmedia Australia also required an option to purchase the 49% balance of NHS's common stock for an additional Aus $2,497,655 ($1,643,194) (less potential reductions). The option is exercisable at any time through June 30, 1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise the option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

On December 4, 1997, the Company agreed to purchase, in principle, not later than January 31, 1998, the following minority interest holdings in TM France:
(i) from Partech International Inc. (U.S. Growth Fund Ventures), 34.6% of the shares for a sum of $750,000; (ii) from Eric Knight 5.3% of the shares for a sum of $114,020. Both purchases are subject to contract and to the regulatory approval of the Commission Bancaire of the Bank of France, which approval is pending as of the date of this filing and will involve the Company in an outlay of approximately $1,000,000 and will result in the Company holding 90% of the issued shares in TMF. In addition, the Company, on February 3, 1998 made representations to the Bank of France that the capital of TMF will be maintained at a minimum level of FF15,000,000 ($2,479,000). These steps include introducing cash of FF1,000,000 ($165,000) and also Edward J. Guinan III, Chairman of the Company, pledging unconditionally 2,000,000 shares of common stock of TMAP. The aggregate value of these shares as of March 13, 1998 was $2,500,000.

In October 1997, the Company signed a Letter of Intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. This deposit becomes the property of the Principals in the corporation as of January 15 1998. The Letter of Intent provides for a purchase price of $3,750,000 in cash plus $500,000 in unrestricted shares of Common Stock of TME, the value of the shares of Common Stock being that as of the day of closing of the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

In December 1997 the Company signed a letter of intent to purchase 50% of the shares of common stock of a privately held corporation engaged in a complimentary field of business. 200,000 shares of Common Stock in the Company held by Edward J. Guinan III, the Chairman of the Company, were placed as a deposit. The Letter of Intent provides for a purchase price of pounds U.K. 500,000 ($800,000) in cash with an option to take up to pounds UK 200,000 ($320,000) of the purchase price in shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing on the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

On January 9, 1998, the Company entered into an agreement in principle, subject to contract, to purchase 85% of the share capital of Network America Inc., of Dallas, Texas. The consideration consists of a cash deposit of $50,000 to the Principals, an undertaking by the Company to redeem on January 19, 1998, and outstanding Promissory Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay a sum of $250,000 in cash to the Principals on March 31, 1998, and an undertaking by the Company to pay a sum of $1,000,000 in eighteen subsequent equal monthly instalments of $55,555 each commencing April 1998.

The Company has, effective January 16, 1998 accepted the resignation of Christopher Radbone as a director of the Company and its subsidiary Countdown plc. Contemporaneously with such resignation, Countdown plc has agreed to release Mr. Radbone from his service contract, and Mr. Radbone has agreed to grant an option to Edward J. Guinan III at a value of $1 per share to purchase the shares of Common Stock of the Company held by him.

The Company will be required to seek additional financing to settle historic liabilities, and although the Company anticipates that the cash associated with the NHS acquisition and the revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund on-going operations, nevertheless additional finance will also be required in the event that the Company intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While there can be no assurance of any such source of funds or the terms upon which they can be obtained, the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs in fiscal 1998, based upon management's knowledge of the capital markets and their contracts within those markets.

Operating losses in Countdown for the year ended September 30 1997 total
$419,431.

INFLATION AND SEASONALITY

The Company does not believe that its operations will be influenced by inflation in the foreseeable future. The business of individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverages served. However, the Company at this time has no basis on which to project seasonal effects, if any, to its business as a whole.

EFFECT OF THE YEAR 2000

The Company is aware that it must evaluate the effect of the year 2000 on its internal operating and accounting software and other systems and make an assessment as to the significance of to the Company of becoming year 2000 compliant.

The Company has commenced an initial evaluation of the potential impact, and management expects to complete this in the near future.

NEW U.S. ACCOUNTING PRONOUNCEMENTS NOT YET IMPLEMENTED

In December 1996, the FASB issued SFAS No. 128 "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The Company will adopt SFAS No. 128 for the year ended September 30, 1998. The adoption of this standard is not expected to have a material effect on the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 130, effective for all fiscal years beginning after December 15, 1997, requires comparative information for earlier years to be restated and early adoption is permitted. The Company intends to adopt SFAS No. 130 effective October 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

ITEM 8- FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                          ---------

Report of Independent Auditors..........................................................................     F1

Consolidated Balance Sheets as at September 30, 1997 and 1996...........................................  F2-F3

Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995.............     F4

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1997 and
  1996 and 1995.........................................................................................     F5

Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.............  F6-F7

Notes to the Consolidated Financial Statements..........................................................  F8-F25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Transmedia Europe, Inc.

    We have audited the accompanying consolidated balance sheet of Transmedia Europe, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Europe, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has experienced losses during the year ended September 30, 1997, both from operations and from restructuring and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and exercises of warrants, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and exercises of warrants. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustment which might result from this uncertainty.




March 30, 1998

BDO Stoy Hayward
London, England


                                       F1

                            TRANSMEDIA EUROPE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1997           1996
                                                                                      -------------  -------------

ASSETS
Current assets

  Cash (including temporary cash investments of $168,350 at September 30, 1997, and
    $730,767 at September 30,1996)..................................................   $   554,624    $    61,661

  Trade accounts receivable.........................................................       484,968        105,167

  Restaurant credits (net of allowance for irrecoverable credits of $666,134 at
    September 30, 1997 and of $399,328 at September 30, 1996).......................     1,265,918      1,309,279

  Amounts due from related parties (note 5).........................................        86,401        114,246

  Prepaid expenses and other current assets.........................................       599,627        264,478
                                                                                      -------------  -------------

Total current assets................................................................     2,991,538      1,854,831

Non-current assets

  Investment in affiliated company (note 4).........................................       --             698,141

  Property and equipment, net of accumulated depreciation of $678,338 at September
    30, 1997 and $104,262 at September 30, 1996 (note 8)............................       741,115         76,357

  Intangible assets, net of accumulated amortisation of $523,858 at September 30,
    1997 and $324,258 at September 30, 1996 (note 6)................................     1,847,426      1,297,026

  Goodwill, net of accumulated amortization of $145,970 at September 30, 1997 and
    $nil at September 30, 1996 (note 7).............................................     3,350,000        --

  Other assets (note 10).............................................................       142,946        --
                                                                                      -------------  -------------

Total assets........................................................................   $ 9,073,025    $ 3,926,355
                                                                                      -------------  -------------
                                                                                      -------------  -------------

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                                       F2

                            TRANSMEDIA EUROPE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          1997           1996
                                                                                     --------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Bank overdraft...................................................................  $      952,668   $   --

  Trade accounts payable...........................................................       2,384,516       483,229

  Deferred membership fee income...................................................         536,509       352,542

  Accrued liabilities (note 11)....................................................       1,459,388       438,395

  Amount due to related parties (note 5)...........................................       2,345,841       --
                                                                                     --------------  -------------

  Total current liabilities........................................................       7,678,922     1,274,166

Non-current liabilities

  Deferred license fee income (note 4).............................................        --             500,000
                                                                                     --------------  -------------

  Total liabilities................................................................       7,678,922     1,774,166
                                                                                     --------------  -------------

  Minority interest (note 13)......................................................         834,954       --
                                                                                     --------------  -------------

Stockholders' equity

  Convertible Redeemable Preferred Shares (note 12)................................           5,909         5,909

  Common stock, $.00001 par value, 95,000,000 shares authorised, 12,875,787 issued and outstanding shares at September 30, 1997 and 12,319,537 at September 30,
    1996...........................................................................             129           123

    Additional paid in capital.....................................................      12,108,066     9,647,072

    Accumulated deficit............................................................     (10,655,176)   (6,908,928)

    Treasury stock, 196,995 shares of common stock at cost.........................        (517,112)     (517,112)

    Unearned compensation--restricted stock........................................        --             (78,000)

    Cumulative foreign currency translation adjustment.............................        (382,667)        3,125
                                                                                     --------------  -------------

  Total stockholders' equity.......................................................         559,149     2,152,189
                                                                                     --------------  -------------

Total liabilities and stockholders' equity.........................................  $    9,073,025   $ 3,926,355
                                                                                     --------------  -------------
                                                                                     --------------  -------------

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                                       F3

                            TRANSMEDIA EUROPE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------

Revenues............................................................  $   6,928,936  $   3,125,975  $   3,399,831

Membership fee......................................................        941,320        570,425        518,166

Other income........................................................       --             --               50,000
                                                                      -------------  -------------  -------------

Total revenue and fees..............................................      7,870,256      3,696,400      3,967,997

Cost of sales.......................................................      4,709,911      2,085,905      2,266,586
                                                                      -------------  -------------  -------------

Gross profit........................................................      3,160,345      1,610,495      1,701,411

Selling, general and administrative expenses........................     (7,385,975)    (3,670,307)    (3,816,386)
                                                                      -------------  -------------  -------------

Loss from operations................................................     (4,225,630)    (2,059,812)    (2,114,975)

Share of losses of associated company...............................       (116,899)      (509,404)       (92,455)

Interest income.....................................................         11,287          8,112         28,978
                                                                      -------------  -------------  -------------

Loss before income tax..............................................     (4,331,242)    (2,561,104)    (2,178,452)

Income taxes (note 17)..............................................       --             --             --
                                                                      -------------  -------------  -------------

Net loss before minority interest...................................     (4,331,242)    (2,561,104)    (2,178,452)

Minority interest (note 13 )........................................        805,859       --             --
                                                                      -------------  -------------  -------------

Net Loss............................................................     (3,525,383)    (2,561,104)    (2,178,452)

Preferred share dividends...........................................       (220,865)      (134,420)       (37,000)
                                                                      -------------  -------------  -------------

Net loss after preferred share dividends                              $  (3,746,248) $  (2,695,524) $  (2,215,452)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Loss per common share...............................................          (0.27)         (0.24)         (0.19)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Weighted average number of common shares outstanding................     13,736,502     11,448,212     11,423,680
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                                       F4

                            TRANSMEDIA EUROPE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                NUMBER OF            NUMBER OF               ADDITIONAL
                                  COMMON    COMMON   PREFERRED   PREFERRED    PAID- IN
                                  SHARES    STOCK     SHARES       STOCK       CAPITAL
                                ----------  ------   ---------   ---------   -----------
Balance, September 30, 1994...  11,420,680    114       --         --          6,447,390
Issuance of common stock due
  to exercise of options......      6,000    --         --         --              6,000
Issuance of convertible
  preferred stock.............     --        --       590,857      5,909       2,062,091
Issue costs...................     --        --         --         --           (103,400)
Net loss after preferred share
  dividends...................     --        --         --         --            --
Effect of foreign currency
  translation.................     --        --         --         --            --
Compensation expense -
  restricted stock............     --        --         --         --            --
                                ----------  ------   ---------   ---------   -----------
Balance, September 30, 1995...  11,426,680   $114     590,857     $5,909     $ 8,412,081
Issuance of common stock......    892,857       9       --         --          1,249,991
Issue costs...................     --        --         --         --            (15,000)
Net loss after preferred share
  dividends...................     --        --         --         --            --
Effect of foreign currency
  translation.................     --        --         --         --            --
Compensation expense -
  restricted stock............     --        --         --         --            --
Treasury stock................     --        --         --         --            --
                                ----------  ------   ---------   ---------   -----------
Balance, September 30, 1996...  12,319,537   $123     590,857     $5,909     $ 9,647,072
Issuance of common stock......    556,250       6       --         --          2,310,994
Issue costs...................     --        --         --         --            (15,000)
Net loss after preferred share
  dividends...................     --        --         --         --            --
Effect of foreign currency
  translation.................     --        --         --         --            --
Compensation expense -
  restricted stock............     --        --         --         --            --
Option re Countdown...........     --        --         --         --            165,000
                                ----------  ------   ---------   ---------   -----------
Balance, September 30, 1997...  12,875,787   $129     590,857     $5,909     $12,108,066
                                ----------  ------   ---------   ---------   -----------
                                ----------  ------   ---------   ---------   -----------

                                              CUMULATIVE
                                           FOREIGN CURRENCY       UNEARNED
                                TREASURY     TRANSLATION        COMPENSATION     ACCUMULATED
                                  STOCK       ADJUSTMENT      RESTRICTED STOCK     DEFICIT       TOTAL
                                ---------  ----------------   ----------------   -----------  -----------
Balance, September 30, 1994...     --             8,060           (726,000)      (1,997,952 )   3,731,612
Issuance of common stock due
  to exercise of options......     --           --                 --                --             6,000
Issuance of convertible
  preferred stock.............     --           --                 --                --         2,068,000
Issue costs...................     --           --                 --                --          (103,400)
Net loss after preferred share
  dividends...................     --           --                 --            (2,215,452 )  (2,215,452)
Effect of foreign currency
  translation.................     --             2,300            --                --             2,300
Compensation expense -
  restricted stock............     --           --                 324,000           --           324,000
                                ---------  ----------------   ----------------   -----------  -----------
Balance, September 30, 1995...     --         $  10,360          $(402,000)      $(4,213,404) $ 3,813,060
Issuance of common stock......     --           --                 --                --         1,250,000
Issue costs...................     --           --                 --                --           (15,000)
Net loss after preferred share
  dividends...................     --           --                 --            (2,695,524 )  (2,695,524)
Effect of foreign currency
  translation.................     --            (7,235)           --                --            (7,235)
Compensation expense -
  restricted stock............     --           --                 324,000           --           324,000
Treasury stock................   (517,112)      --                 --                --          (517,112)
                                ---------  ----------------   ----------------   -----------  -----------
Balance, September 30, 1996...  $(517,112)    $   3,125          $ (78,000)      $(6,908,928) $ 2,152,189
Issuance of common stock......     --           --                 --                --         2,311,000
Issue costs...................     --           --                 --                --           (15,000)
Net loss after preferred share
  dividends...................     --           --                 --            (3,746,248 )  (3,746,248)
Effect of foreign currency
  translation.................     --          (385,792)           --                --          (385,792)
Compensation expense -
  restricted stock............     --           --                  78,000           --            78,000
Option re Countdown...........     --           --                 --                --           165,000
                                ---------  ----------------   ----------------   -----------  -----------
Balance, September 30, 1997...  $(517,112)    $(382,667)         $ --            $(10,655,176) $  559,149
                                ---------  ----------------   ----------------   -----------  -----------
                                ---------  ----------------   ----------------   -----------  -----------

    See accompanying notes to the consolidated financial statements.

                                       F5

                            TRANSMEDIA EUROPE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                           SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                               1997           1996           1995
                                                                           -------------  -------------  -------------
Cash flows from operating activities:
-Net loss before preferred share dividends and minority interest.........   $(4,331,242)   $(2,561,104)   $(2,178,452)
Adjustment to reconcile net loss to net cash used in operating activities:
-Depreciation and amortisation...........................................       555,227        151,265        149,497
-Amortisation of unearned compensation...................................        78,000        324,000        324,000
-Provision for irrecoverable restaurant credits..........................       266,806         41,771        281,357
-Share of losses of associated company...................................       116,899        509,404         92,455
-Gain on sale of property and equipment..................................        (3,609)       --             --
Changes in assets and liabilities:
-Trade accounts payable..................................................     1,332,752        173,244        125,409
-Accrued liabilities.....................................................      (417,548)         84,590        (53,114)
-Restaurant credits......................................................      (223,445)       206,619       (323,052)
-Trade accounts receivable...............................................       613,999         21,125        (17,426)
-Prepaid expense and other current assets................................      (101,271)      (150,838)       (41,465)
-Deferred membership fees................................................       183,967         10,001         69,295
-Deferred license fee income.............................................      (500,000)       --             500,000
                                                                           -------------  -------------  -------------
Net cash used in operating activities....................................    (2,429,465)    (1,189,923)    (1,071,496)
                                                                           -------------  -------------  -------------
Cash flows from investing activities:
-Due to related parties..................................................       --            (338,053)       (55,965)
-Purchase of property and equipment......................................      (156,794)       (18,141)       (17,594)
-Loan repaid by (to) affiliated company..................................       --              30,868        (30,868)
-Net investment in affiliated company....................................       --            (300,000)    (1,000,000)
-Purchase of NHS option..................................................      (142,956)       --             --
-Royalties paid on additional French territories.........................      (750,000)       --             --
-Acquisition of Countdown and Transmedia La Carte Restaurant SA..........    (1,661,196)       --             --
                                                                           -------------  -------------  -------------
Net cash used in investing activities....................................    (2,710,946)      (625,326)    (1,104,427)
                                                                           -------------  -------------  -------------

                                       F6

                            TRANSMEDIA EUROPE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                           SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                               1997           1996           1995
                                                                           -------------  -------------  -------------
Cash flows from financing activities:
-Net proceeds received from issuance of:
    common stock.........................................................     1,097,500      1,235,000        --
    convertible preferred shares.........................................       --             --           1,964,600
-Payment of preferred dividend...........................................       --             (71,685)       --
-Bank overdraft..........................................................       902,668       (109,422)       109,422
- Exercise of options....................................................       --             --               6,000
-Proceeds from sale of Property and Equipment............................         4,500        --             --
-Related party transactions - loans advanced.............................     2,373,686        --             --
                                                                           -------------  -------------  -------------
Net cash provided by financing activities................................     4,378,354      1,053,893      2,080,022
                                                                           -------------  -------------  -------------
Minority Interests.......................................................     1,640,813        --             --
Effect of foreign currency on cash.......................................      (385,793)        26,106            377
                                                                           -------------  -------------  -------------
Net increase/(decrease) in cash and temporary cash investments...........       492,963       (735,250)       (95,524)
                                                                           -------------  -------------  -------------
Cash and temporary cash investments at beginning of period...............        61,661        796,911        892,435
                                                                           -------------  -------------  -------------
Cash and temporary cash investments at end of period.....................   $   554,624    $    61,661    $   796,911
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------

Supplemental disclosures of cash flow information:
No amounts of cash were paid for income taxes for each of the periods presented. Interest paid during the fiscal year ended September 30, 1997 was $74,173 (1996 :$13,750, 1995 :$12,022).

        See accompanying notes to the consolidated financial statements.

                                       F7

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of business

    Transmedia Europe, Inc. ("the Company" and "TME") was incorporated in Delaware on February 9, 1993 and commenced operations on October 1, 1993.

    The Company operates complementary business activities in the fields of discount restaurant dining cards, and in discounted membership benefits.

    The Company's wholly owned subsidiary company, Transmedia UK plc, and through its subsidiary Transmedia La Carte Restaurant SA, make 'cash advances' to restaurants for food and beverage credits from certain participating restaurants, which are then recovered as the Company's cardholders utilise their restaurant charge cards (see note 1 (c)). Presently, the Company's areas of operations include the United Kingdom and France.

    The Company has been granted a license, (the "Transmedia License"), to operate a specialised restaurant charge card business in Europe, Turkey and the countries of the former USSR by TMNI, an affiliate of Transmedia Network Inc. ('Network'), a corporation which is incorporated in the United States of America. The license is to operate a specialised restaurant charge card business in the United Kingdom and France, with limited rights to sublicense the European nation. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ('Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the Chairman and a Director of the Company (see note 5).

    In August 1994 the Company registered an initial public offering of its common stock with the Securities Exchange Commission and the Company's Common Stock traded on the NASDAQ Small Cap Market.

    The Company was initially capitalised with 6,206,896 shares, after giving retroactive effect to stock dividends. On August 11, 1993, TME issued and sold 3,718,784 shares of Common Stock of which (i) 225,000 were issued to Conestoga, a corporation which is related to TME by virtue of the majority shareholding in Conestoga, being held by Edward J. Guinan III, the Chairman and Director of the Company, in consideration for the costs incurred on behalf of the Company by Conestoga, with respect to raising capital for the Company; (ii) 496,284 were issued to Network, as partial consideration for the purchase of the License; (iii) 275,000 were issued to Conestoga as reimbursement for a down payment of $275,000 made by Conestoga to Network for the purchase of the License; and (iv) the remaining 2,722,500 were issued to investors in a private placement at an offering price of $1 per share. In addition, the Company issued 85,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the Company's private placement of shares in August 1993. Of the cash proceeds of the private placement of $2,722,500, $850,000 was paid by Network for further consideration for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after issue costs, of $1,744,623 available to TME for use as working capital in respect of the utilisation by the Company of its rights under the License Agreement.

    In the future, the Company may expand operations in other portions of the Licensed Territories through wholly-owned subsidiaries or through unaffiliated sub-licensees and franchisees.

    In February 1994, the Company completed a second private placement of 700,000 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilisation by the Company of its rights under the License Agreement. In addition, TME separately issued 10,000 shares of Common Stock as consideration for services rendered in connection with the raising of capital in the second private placement in February 1994.

                                       F8

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

(a) Description of business (continued)

    In July 1995, the Company issued 590,857 shares of 6 % Convertible Redeemable Preferred Stock at a price of $3.50 per share. The net proceeds of $1,964,600 were used to finance the Company's investment in Transmedia La Carte Restaurant SA in Paris, France, and to provide working capital to existing operations.

    In July 1996, the Company issued 892,857 shares of Common Stock at a price of $1.40. The net proceeds of $1,250,000 were used to provide working capital to existing operations

    In December 1996, the Company sold an aggregate of 556,250 shares of Common Stock at $2 per share in a private placement The purchasers were also issued warrants to purchase an aggregate of 185,417 shares of Common Stock at $2 per share. The net proceeds of $1,097,500 were used to provide working capital to existing operations.

    In August 1997, the Company initiated a private placement in which it is expected to sell an aggregate of 1,467,165 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased,, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. As of the date of this filing, no shares have been issued. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

    The Company, through its subsidiary company Countdown Holdings Limited ("Countdown"), operates as a discount buying organization. Countdown negotiates discount privileges with large retailers and sells membership cards to customers, who may then take advantage of these facilities. Countdown also offers a voucher discount service, where discounts negotiated with suppliers are available to Countdown members who purchase these discount vouchers.

    As of September 30, 1997, Transmedia Europe, Inc. has the following subsidiaries all of which were 100% owned unless stated otherwise:

                                                 %
Name                                         Ownership           Country of Incorporation
------------------------------------------  -----------          ---------------------------
Transmedia Europe plc.....................       100.0           United Kingdom
Transmedia UK plc.........................       100.0           United Kingdom
Transmedia UK Inc. .......................       100.0           United States of America
Countdown Holdings Ltd. ..................        50.0           United Kingdom
Transmedia La Carte Restaurant SA ........        50.1           France

    The accompanying consolidated financial statements present the results of operations of the Company for the period from October 1, 1996, to September 30, 1997.

(b) Principles of consolidation

    The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Countdown Holdings Limited ("Countdown") and Transmedia La Carte Restaurant SA ("TMF") acquisitions have been accounted for under the purchase method of accounting.

    As a result of the acquisition of 50% of Countdown on April 3, 1997, the consolidated financial statements include the Company's interest in Countdown's assets and liabilities on the basis that the Company controls the operation. The consolidated statement of operations includes the Company's interest in the results of Countdown from April 3, 1997 to September 30, 1997.As a result of the acquisition of 14.1% of TMF on January 1, 1997, bringing the Company's total equity interest to

                                       F9

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

(b) Principles of consolidation (continued)

    50.1%, the consolidated statements of financial condition include the Company's interest in the accounts of TMF. The consolidated statements of operations include the Company's interest in results of TMF from January 1, 1997 to September 30, 1997. All significant inter-company balances and transactions have been eliminated in consolidation. The Countdown and TMF acquisitions have been accounted for under the purchase method of accounting.

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

(d) Intangible assets

    Intangible assets consist entirely of the cost of the Transmedia License and represents the consideration paid to Network in both cash and the fair value of Company shares for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business.

    The license cost is being amortised on a straight line basis over its estimated useful life of 15 years from the commencement of operations on October 1, 1993.

    The Company evaluates the carrying value of its investment in license costs for impairment based on an estimate of future undiscounted cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated undiscounted cash flows is less than the carrying value of the License costs, it is the policy of the Company to measure impairment on the basis of the fair value of the License costs, using a discounted cash flow technique. In the opinion of management, the carrying value of the License costs at September 30, 1997 represents the future undiscounted cash flows that are expected to be generated and are directly attributable to the Transmedia License.

(e) Goodwill

    The Company recognises goodwill for the purchase price in excess of the fair market value of net liabilities acquired in connection with the acquisition of Countdown and the excess of the fair market value of net assets acquired in connection with the acquisition of TM France (see Note 7)

    Goodwill is being amortised on a straight line basis over its estimated useful life of 15 years.

    The basis for evaluating any impairment on goodwill is on an undiscounted cash flow. The Company periodically evaluates the carrying value of goodwill based upon several factors, including management's intention with respect to the acquired net assets, and upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in the

                                       F10

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

    value of the acquired enterprise, the Company writes down the value of the goodwill to the revised fair value.

(f) Property and equipment

    Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight line method over the estimated useful lives of the assets as follows:

    Freehold property.............................................................  25 years
    Furniture and fixtures........................................................  5 years
    Office equipment..............................................................  3-5 years

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

(h) Revenue recognition

    Revenues represent the retail value of food and beverages acquired from participating restaurants by the Company's cardholders, less the 20% or 25% discount offered to cardholders. Membership fees collected are deferred and recognised as revenue in equal monthly instalments over the periods benefited.

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

(j) Cardholder bonuses

    The Company operates a number of cardholder "Bonuses" programs whereby the cardholder receives a bonus of food and beverage, credited to their account. The bonus is utilised as the cardholder uses The Restaurant Card and is processed as an additional saving to the standard 20% or 25% saving offered by the Company. The bonus is accrued by the Company when the bonus is granted to the Cardholder.

(k) Loss per common share

    Loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Common stock equivalents have not been included because they are considered anti-dilutive.

(l) Foreign currencies

    The reporting currency of the Company is the United States dollar.

                                       F11

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

(l) Foreign currencies (continued)

    For consolidation purposes, the assets and liabilities of overseas subsidiary undertakings are translated at the closing exchange rates. Consolidated statements of income of such undertakings are consolidated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity.

    Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year to September 30 1997, the Company recorded an exchange loss of $16,218 (1996 a loss of $55,775).

(m) Temporary cash investments

    For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

(n) Advertising costs

    The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30 1997 and 1996 were $26,311 and $56,610 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1997 and 1996 that should be capitalised.

(o) Use of estimates

    In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

(p) Financial instruments

    Financial instruments held by the Company include cash and cash equivalents, restaurant credits and amounts due from/to related parties (see Note 5). The carrying value of these financial instruments approximates the fair value because of the relatively short-term maturity of the instruments.

    In addition, the Company holds a financial instrument in the form of an option to acquire Nationwide Helpline Services Pty Limited ("NHS"). Management does not believe it is practicable to estimate the fair value of this financial instrument, because although the 6 month option had expired prior to year end, the Company continued negotiations, and eventually acquired a 51% interest in NHS on December 2, 1997, together with Transmedia Asia Pacific Inc. (see Note 21).

(q) Recent U.S. accounting pronouncements not yet implemented

    In December 1996, the FASB issued SFAS No. 128 "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The Company will adopt SFAS No. 128 for the year ended September 30, 1998. The adoption of this standard is not expected to have a material effect on the Company's earnings per share. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those

                                       F12

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

(q) Recent U.S. accounting pronouncements not yet implemented (continued)

    resulting from investments by, or distributions to, owners.
    Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 130, effective for all years beginning after December 15, 1997, requires comparative information for earlier years to be restated and early adoption is permitted. The Company intends to adopt SFAS No. 130 effective October 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

2.  AUDITORS

    Effective September 26, 1997, the Company's former auditors, KPMG, resigned as the Company's auditors and the Board of Directors, with the approval of the Audit Committee, retained BDO Stoy Hayward as its independent public accountants. The Company confirmed in its Form 8-K filing, as amended by Amendment No. 2 filed October 27, 1997, and KPMG confirmed in its letter to the office of the Chief Accountant dated October 16, 1997, which letter was included in said filing, that during the period KPMG was retained, there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statements for the fiscal years ended September 30, 1996 and September 30, 1995 or up through the time of replacement which, if not resolved to the former auditors satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During such fiscal years, no accountant's report prepared by KPMG contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

    Notwithstanding the foregoing by letter dated February 13, 1998, KPMG informed the Company that it would not agree to file a consent to the inclusion of its prior audit reports in the Form 10-K filing of the Company for the year ended September 30, 1997. Consequently, since a manually signed consent has not been received by the Company, the audit report of KPMG has not been included in this filing but the financial statements covered by the prior audit report have been included. The Company believes that there is no basis for the action of KPMG in light of the foregoing and is considering what appropriate action must be taken to resolve this situation.

    The position of KPMG as stated in the letter of February 13, 1998, is as follows:

    "Based on an evaluation of circumstances and recent events we have decided that we are not willing to accept an assignment to consider whether we would re-sign our audit report as of September 30, 1996 and for the year then ended for inclusion in the Form 10-K filing of Transmedia Europe, Inc. for the year ended September 30, 1997".

3.  GOING CONCERN

    The financial statements record a loss for the year ended September 30, 1997 of $3,746,248, which, when taken with the previous year's results, record an accumulated deficit of $10,655,176 as at September 30, 1997.

    The Company has been able to fund this deficit, and the cost of its acquisitions and restructuring of Countdown, principally by the sale of equity securities and a loan from a director and stockholder of the Company during the year. Whilst the Company is taking steps to reduce the level of operating losses, the Company has required, and will continue to require, additional funds from the sale of equities in order to fund these deficits. The Company is also dependent on being able to raise additional funds in order to complete the funding of the acquisition of Nationwide Helpline Services Pty Limited (see Note 18) and other acquisitions being contemplated. Management estimates that an amount of $1,000,000 will be required in the short-term, being prior to April 30, 1998, in order to continue to provide working capital to operations. Management also estimates that an amount of approximately $8,250,000 will be required to complete the funding of the acquisition of Nationwide Helpline Services Pty Limited (see Note 18), as well as other acquisitions currently under consideration. In the event that management is not successful, or only partially successful in raising this sum of $8,250,000, it may have to curtail the acquisition program, with the possible loss of either deposits or payments made on account of approximately $950,000.

                                       F13

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

3.  GOING CONCERN (continued)

    Whilst management accepts and acknowledges that there is no guarantee that the plans referred to directly above will be entirely successful, management remains reasonably confident that sufficient funds will become available to enable the Company to operate for the foreseeable future. Accordingly, the financial statements are prepared on a going concern basis and do not include any adjustments, which may be necessary if such a basis was not appropriate.

4.  INVESTMENT IN AFFILIATED COMPANY

    The Investment in Transmedia La Carte Restaurant S.A. ("Transmedia France") consists of the following:

                                                 September 30,  September 30,
                                                     1997           1996
                                                 -------------  -------------
    Cost of investment.........................   $       --    $ 1,800,000
    Less: Share of license fee.................           --       (466,667)
                                                 -------------  -------------
                                                          --      1,333,333
    Share of losses............................           --       (635,192)
    Amounts due from affiliate.................           --             --
                                                 -------------  -------------
                                                  $       --    $   698,141
                                                 -------------  -------------
                                                 -------------  -------------

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

    In December 1996 the Company reached an agreement, effective January 1997, with TM France under which it granted sub-licenses for Belgium/Luxembourg, Spain, Italy and French speaking Switzerland for 9,250,000FFr (approximately $1,780,000). As a result the Company's shareholding increased to 50.1% and TM France consolidated under the purchase method of accounting. (See also note 6)

5.  RELATED PARTY TRANSACTIONS

    Pending resolution of Mr Guinan's residence status in London, the Company advanced payment on the

                                      F14

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

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

    During 1995 the Company advanced $259,837 to International Advance, Inc., a company of which Edward J Guinan III, President of the Company, is the principal shareholder and an officer and

                                       F15

Transmedia Europe Inc.
Notes to the Consolidated Financial Statements

5.  RELATED PARTY TRANSACTIONS (continued)

    director. The balance at September 30, 1996 was $20,946. During 1997 the Company charged International Advance, Inc. $65,455 of mainly property expenses relating to the offices at 11 St. James's Sq., London SW1Y 4LB, England. The balance at September 30, 1997 was $86,401. The amount due to related parties of $416,280 at September 30, 1995 represents temporary funding and advances provided by Transmedia Asia Pacific, Inc. offset by management charges from the Company. Transmedia Asia Pacific, Inc. is an affiliate due to the significant shareholding held by Edward J. Guinan III, the Chairman and a director of the Company. The main movements during the year ended September 30, 1996 are for working capital requirements but additions include $1,250,000 for proceeds for the private placement of common stock on August 1, 1996 which has resulted in Transmedia Asia Pacific, Inc. owing the Company $93,300 at the year end.

    The net amounts due from related parties consist of the following:

                                                              September 30,  September 30,
                                                                  1997           1996
                                                              -------------  -------------
    International Advance, Inc. ............................    $  86,401     $    20,946
    Transmedia Asia Pacific, Inc. ..........................           --          93,300
                                                              -------------  -------------
                                                                $  86,401     $   114,246
                                                              -------------  -------------
                                                              -------------  -------------

    The loans are unsecured and non interest bearing. Information regarding the activity with respect to the amounts due (to)/from related parties is as follows:


                                                             E. Guinan III  Conestoga    International  Transmedia
                                                                             Partners        Advance    Asia Pacific
                                                                                  Inc.           Inc.            Inc.
                                                             -------------  ----------   ------------   -------------
    Balance at September 30, 1995..........................   $   335,897   $  113,851   $  259,837     $  (416,280)
    Additions..............................................       230,991       12,522      281,750       1,340,307
    Amounts charged........................................            --           --      183,914         362,793
    Amounts collected......................................      (176,149)          --     (704,555)     (1,193,520)
    Treasury stock.........................................      (390,739)    (126,373)          --             --
                                                             -------------  ----------  ------------    -----------
    Balance at September 30, 1996..........................   $        --   $       --    $   20,946    $    93,300

    Additions..............................................      (202,383)          --            --     (1,240,000)
    Amounts charged........................................            --           --        65,455        827,352
    Amounts collected......................................       184,552           --            --         65,214
    Treasury stock.........................................            --           --            --             --
                                                             -------------  ----------  ------------    -----------
    Balance at September 30, 1997 .........................   $   (17,831)          --    $   86,401    $  (254,134)
                                                             -------------  ----------  ------------    -----------
                                                             -------------  ----------  ------------    -----------

                                                             J V Vittoria        TMNI
                                                             ------------   -----------
    Balance at September 30, 1996..........................  $        --    $        --
    Loan received..........................................   (1,000,000)            --
    Promissory note........................................           --       (250,000)
    Royalty (note 4 and 6).................................           --       (750,000)
    Interest...............................................      (61,479)       (12,397)
                                                             -----------    -----------
    Balance at September 30, 1997..........................  $(1,061,479)   $(1,012,397)
                                                             ------------   -----------
                                                             ------------   -----------

                                       F16

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements



6. INTANGIBLE ASSETS

   Intangible assets consist of the costs of the Transmedia License as follows:

                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
Acquisition cost
Balance at beginning of year........................................................   $ 1,621,284    $ 1,621,284
Additions...........................................................................       750,000        --
                                                                                      -------------  -------------
Balance at end of year..............................................................     2,371,284      1,621,284

Accumulated amortisation:
Balance at beginning of year........................................................       324,258        216,172
Charge for the year.................................................................       199,600        108,086
                                                                                      -------------  -------------
Balance at end of year..............................................................       523,858        324,258
                                                                                      -------------  -------------
Net book value at September 30,.....................................................   $ 1,847,426    $ 1,297,026
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    In December 1996 the Company reached an agreement, effective January 1997, with TM France under which it granted sub-licenses for Belgium/Luxembourg, Spain, Italy and French speaking Switzerland for 9,250,000FFr (approximately $1,780,000). Network agreed to defer the 25% royalties due upon the completion of the agreement ($800,000 in aggregate) with payment to be made as each country area is opened of $250,000 except for $50,000 for French speaking Switzerland or, if earlier, a payment of $750,000 in aggregate upon completion of the Countdown acquisition. No payment has been made in respect of this agreement.

    The amortization charge for the year includes an additional charge of $91,514 reflecting a diminution in the carrying value of the license based on future cash flows.

7. GOODWILL

    Goodwill arises through the acquisitions of Countdown Holdings Limited and Transmedia La Carte Restaurant SA.

                                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                          1997             1996
                                                                                      -------------  -----------------
Acquisition cost
Balance at beginning of year........................................................   $   --            $  --
Additions...........................................................................     3,495,970          --
                                                                                      -------------      -----
Balance at end of year..............................................................     3,495,970          --
                                                                                      -------------      -----
Accumulated amortisation:
Balance at beginning of year........................................................       --               --
Charge for the year.................................................................       145,970          --
                                                                                      -------------      -----
Balance at end of year..............................................................       145,970          --
                                                                                      -------------      -----
Net book value at September 30, 1997................................................   $ 3,350,000       $  --
                                                                                      -------------      -----
                                                                                      -------------      -----

                                      F17

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements



7.  GOODWILL (continued)

    In January 1997 the Company increased its shareholder in TM France from 45% to 50.1%. TM France is consolidated in these statements under the purchase method of accounting. The results of TM France were consolidated up to January 1997 under the equity method of accounting. The cost of investment in TM France includes an amount of $853,391 being the Company's share of a increase in capital which the Company has agreed to subscribe to but which has not been paid. At the date of acquisition there was an excess of net assets over the cost of investment of $64,621.

    On April 7, 1997 the Company paid $2,968,371 for a 50% interest in Countdown, which is consolidated into these statements under the purchase method of accounting. In payment of the purchase price the Company issued 1,200,000 shares of common stock, granted options to purchase 250,000 shares of common stock at $1 each and paid pounds UK 500,000 (approximately $800,000) in cash. At the date of acquisition Countdown had net liabilities of pounds UK 340,149 ($558,525) resulting an excess of purchase price of $3,560,591, including $458,173 of purchased goodwill in the books of Countdown.

8. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                 FURNITURE      OFFICE
                                                                      FREEHOLD       AND       EQUIPMENT
                                                                      PROPERTY    FIXTURES    & COMPUTERS     TOTAL
                                                                     ----------  -----------  ------------  ----------
    Cost
    At September 30, 1995..........................................      --       $  17,936    $  150,323   $  168,259
    Additions......................................................      --             --         18,141       18,141
    Foreign exchange...............................................      --          (1,887)       (3,894)      (5,781)
                                                                     ----------  -----------  ------------  ----------
    At September 30, 1996..........................................      --          16,049       164,570      180,619

    Additions......................................................      --           6,656       150,137      156,793
    Acquisition....................................................     415,399     111,802       591,756    1,118,957
    Disposals......................................................      --          (3,757)      (39,103)     (42,860)
    Foreign exchange...............................................      --             540         5,404        5,944
                                                                     ----------  -----------  ------------  ----------
    At September 30, 1997..........................................     415,399     131,290       872,764    1,419,453
                                                                     ----------  -----------  ------------  ----------
    Accumulated depreciation
    At September 30, 1995..........................................      --           4,474        59,892       64,366

    Charge for the year ended September 30, 1996...................      --           3,209        39,970       43,179
    Foreign exchange...............................................      --            (111)       (3,172)      (3,283)
                                                                     ----------  -----------  ------------  ----------
    At September 30,1996...........................................      --           7,572        96,690      104,262

    Acquisitions...................................................     164,524         298       235,623      400,445
    Disposals......................................................      --          (2,866)      (39,103)     (41,969)
    Charge for the year ended September 30, 1997...................       9,042      42,971       158,801      210,814
    Foreign exchange...............................................         (42)         56         4,772        4,786
                                                                     ----------  -----------  ------------  ----------
    At September 30, 1997..........................................     173,524      48,031       456,783      678,338
                                                                     ----------  -----------  ------------  ----------


                                      F18

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements


8.  PROPERTY AND EQUIPMENT (continued)




    Net Book Value at September 30, 1997...........................  $  241,875   $  83,259    $  415,981   $  741,115
                                                                     ----------  -----------  ------------  ----------
                                                                     ----------  -----------  ------------  ----------
    Net Book Value at September 30, 1996...........................      --       $   8,477    $   67,880   $   76,357
                                                                     ----------  -----------  ------------  ----------
                                                                     ----------  -----------  ------------  ----------

9.  ALLOWANCE FOR IRRECOVERABLE RESTAURANT CREDITS

    Changes in the Company's allowance for irrecoverable restaurant credits were as follows:

                                                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                1997           1996            1995
                                                                            -------------   -------------   -------------
    Balance at the beginning of period....................................   $  399,328     $  357,557      $   76,200
    Utilisation (deletions)...............................................       (5,000)            --             --
    Additions--charged during period......................................      271,806         41,771         281,357
                                                                            -------------   -------------   -------------
    Balance at end of period..............................................   $  666,134     $  399,328      $  357,557
                                                                            -------------   -------------   -------------

10. OTHER ASSET

    The other asset consists of the following:

                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  1997                          1996
                                                             -----------------             ----------------
    Interest in option to acquire:
    -- National Helpline Services Pty Limited..............     $  142,946                      $  --
                                                             -----------------             ----------------
                                                             -----------------             ----------------

    In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services PTY Limited ("NHS"). Transmedia Asia Pacific Inc., acquired an option on identical terms to the Company, over the remaining 50% share capital of NHS. Although the 6 month option had expired prior September 30, 1997, the Company continued negotiations, and eventually indirectly acquired an interest in NHS on December 2, 1997, together with Transmedia Asia Pacific Inc. (See Note 18).

11. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                                          SEPTEMBER 30,  SEPTEMBER 30,
                                                                                              1997           1996
                                                                                          -------------  -------------
    Accrued payroll and holiday pay.....................................................   $   300,571    $    69,061
    Income taxes payable................................................................        42,554        --
    Cardholder bonuses..................................................................       --               8,762
    Tip and tax.........................................................................       124,469        113,102
    Food and beverage provision.........................................................       --              71,098
    Professional fees...................................................................       184,375         54,600
    Royalties payable...................................................................        59,913         22,037
    Preferred share dividend............................................................       242,074         99,735
    Hire purchase and lease payments....................................................       183,212        --
    Other...............................................................................       322,220        --
                                                                                          -------------  -------------
    Total accrued liabilities...........................................................   $ 1,459,388    $   438,395
                                                                                         -------------  -------------

                                      F19

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements

12. REDEEMABLE PREFERRED STOCK

                                                                                          SEPTEMBER 30   SEPTEMBER 30
                                                                                              1997           1996
                                                                                          -------------  -------------
    Convertible, redeemable preferred shares $0.01 par value.
    675,000 shares authorised, 590,857 issued and outstanding,
    bearing a dividend of 6 1/2%, redeemable at the option of the Company ..............   $   5,909      $   5,909
                                                                                           ------------   ------------




13. MINORITY INTEREST

                                                                                 TM FRANCE    COUNTDOWN      TOTAL
                                                                                -----------  -----------  -----------
    Balance at beginning of year..............................................  $   --        $  --       $   --
    Additions.................................................................   (2,008,912)    273,306    (1,735,606)
    Share of current year losses..............................................      602,954     202,905       805,859
                                                                                -----------  -----------  -----------
                                                                                 (1,405,958)    476,211      (929,747)
    Less: Amounts due from Minority shareholder...............................       94,793      --            94,793
                                                                                -----------  -----------  -----------
    Balance at end of year....................................................  $(1,311,165)  $ 476,211   $  (834,954)
                                                                                -----------  -----------  -----------

14. STOCK OPTIONS AND WARRANTS

    Under the Company's 1993 stock option and rights plan (the 'Plan'), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. Stock options granted under the Plan may either be incentive stock options or non-qualified stock options for US federal income tax purposes. The Plan provides that the stock option committee of the board of directors may grant stock options or stock appreciation rights with respect to a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

    The Company has allocated options to purchase 206,000 shares of common stock under the Plan at a price of $1.00 exercisable at any time through August 31, 1998. No stock appreciation rights have been granted.

    In addition, the Company issued options for 40,000 shares of Common Stock in 1996 (of which 10,000 were cancelled in 1997), and 10,000 in 1997, under the Company's 1996 stock option plan for outside directors. The plan provides that the Stock Option Committee of the Board of Directors may grant stock options with respect to a maximum of 300,000 shares of Common Stock. These options have a five year term.

    In arriving at such pro-forma amounts, the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 1997 and 1996 respectively: no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 6.7% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 1997 and 1996 were $0.68 and $0.64 respectively.

                                      F20

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements

14. STOCK OPTIONS AND WARRANTS (continued)

    The following are the per share fair value of the stock options granted in each respective year.

    The Company has also issued warrants to purchase 597,619 shares of common stock at an exercise price ranging from $1.40 to $2.50 per share. The warrants have a three to five year term expiring through July 2000.

    In April 1997, the Company granted an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1 per share to the owner of Countdown as part of the consideration given for the 50 % purchase of Countdown (as described in Note 7). In addition, the Company issued warrants to purchase 125,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of April 2002.

    The Company estimated the fair value of these options and warrants using the Black Scholes Valuation Method with the following weighted average assumption. no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 6.7% and an expected life being the remaining term of the options.

    Stock option and warrant activity during the periods indicated is as follows:

                                                             OPTIONS                        WARRANTS
                                                            NUMBER OF   WEIGHTED AVERAGE    NUMBER OF   WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                                           -----------  -----------------  -----------  -----------------
    Balance at September 30, 1994........................       6,000       $    1.00          --              --
    Granted..............................................      --              --             200,000       $    1.50
    Exercised............................................      (6,000)      $    1.00          --              --
                                                           -----------          -----      -----------          -----
    Balance at September 30, 1995........................      --              --             200,000       $    1.50
    Granted..............................................      40,000       $    2.08         297,619       $    1.40
    Granted..............................................      --              --             100,000       $    2.50
    Exercised............................................      --              --              --              --
                                                           -----------          -----      -----------          -----
    Balance at September 30, 1996........................      40,000       $    2.08         597,619       $    1.62
    Granted..............................................      10,000       $    1.25         125,000       $    1.25
    Granted..............................................     250,000       $    1.00         185,417       $    2.00
    Exercised............................................      --              --              --              --
    Cancelled............................................     (10,000)      $    2.08          --              --
                                                           -----------          -----      -----------          -----
    Balance at September 30 1997.........................     290,000       $    1.12         908,036       $    1.65
                                                           -----------          -----      -----------          -----

    The Company applies APB Opinion No.25 in accounting for its stock options and, accordingly, no compensation cost has been recognised for its stock options in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No.123, the Company's net losses would have been increased to the pro forma amounts indicated below:

                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1997                1996
                                                            --------------      --------------
    Net loss         As reported                            $  (3,746,248)      $  (2,695,524)
                     Pro forma                              $  (3,770,548)      $  (2,711,364)

    Loss per share   As reported                            $       (0.27)      $       (0.24)
                     Pro forma                              $       (0.27)      $       (0.24)

    Pro forma net loss reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is reflected in the pro forma net loss amounts presented above.

                                          F21

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements


15. ACQUISITION OF COUNTDOWN

    On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited. Countdown Holdings Limited, through its wholly owned operating subsidiary, Countdown plc is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by TMAP on terms similar to the Company's purchase.

    In payment of the purchase price, the Company issued 1,200,000 shares of its Common Stock, $0.00001 par value per share ("Common Stock") and paid pounds
    (UK) 500,000 (approximate US$ equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr. Radbone a five year option to purchase up to 250,000 shares of Common Stock at a purchase price of $1 per share.

    The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The Loan matured on September, 27 1997, bears interest at a rate of 12% per annum, and has been renewed by agreement between the Edward J. Guinan III, Chairman of the Board, and the director. The expiration date has been extended for an indefinite period of time and is repayable on 60 days notice and the loan continues to bear interest at 12% per annum. The loan is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share. In connection with the acquisition, the Company and TMAP each agreed to pay $125,000 in cash to International Incorporated ("TMNI") and both agreed to issue TMNI a joint promissory note in the principal amount of $500,000, the liability for which has been split between the two companies equally, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into an equal number of shares of Common Stock of the issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant card business. For a more detailed discussion of the terms of the transaction, reference is made to the Company's current report on form 8-K dated December 2, 1997, which is incorporated by this reference herein.

16. LEASES

    The Company leases certain office space under lease agreements.

    Future minimum lease payments under non-cancellable operating leases as of September 30, 1997, are as follows:

                                                                                                      YEAR ENDING
                                                                                                      SEPTEMBER 30
                                                                                                          1997
                                                                                                      ------------
    Total minimum lease payments....................................................................  $  150,846
                                                                                                        --------
                                                                                                        --------



    The amount charged to the consolidated statement of operations for rent expense in the year ended September 30, 1997 was $150,137 (1996: $149,449).

                                      F22

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements

17. INCOME TAXES

    Income taxes reflected in the accompanying statements of operations differ from the amounts computed by applying the US federal tax rate of 34% to loss before taxes as a result of the following:

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Computed 'expected' tax benefit.....................................   $(1,477,000)     (871,000)     $(740,000)
Non deductible expenses.............................................        85,000        57,000         60,000
Change in valuation allowance for deferred tax assets...............     1,385,000       807,000        747,000
Other (net).........................................................         7,000         7,000        (67,000)
                                                                      -------------  -------------  -------------
Income tax expense..................................................   $      --      $     --       $     --
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30
                                                                           1997           1996           1995
                                                                       -------------  -------------  ------------
Deferred tax assets:
Net operating loss carry forwards....................................   $ 2,957,000    $ 1,463,000    $  890,000
Deferred license fee.................................................       170,000        170,000       170,000
Investment in affiliated company.....................................       --             375,000       201,000
Royalties............................................................       254,000        188,000       119,000
Pre operating costs capitalised for
tax purposes.........................................................         7,000          7,000        11,000
Other................................................................        22,000         13,000        18,000
                                                                       -------------  -------------  ------------
Total................................................................     3,410,000      2,216,000     1,409,000
Less valuation allowance.............................................    (3,410,000)    (2,216,000)   (1,409,000)
                                                                       -------------  -------------  ------------
Net deferred tax assets..............................................   $      --      $      --      $    --
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

    The foreign net operating loss carry forward of approximately $2.0 million may be carried forward indefinitely.

18. COMMITMENTS

    Each quarter the Company must pay to TMNI in cash for any part of the licensed territories developed by the Company or any affiliate of the Company a royalty equal to 2% of gross sales. 'Gross sales' are defined as the gross reduction during the quarter in Food and Beverage Credits. The Company will also pay Network 2% of the gross sales resulting from any other services that Network in the future may provide to cardholders or participating restaurants. Royalties charged to income pursuant to this agreement for the years ended September 30, 1997, 1996 and 1995 amounted to $0, $83,498 and $108,834 respectively. In order to maintain full rights under the Transmedia License (1) no person or group of persons, without the prior permission of TMNI, may acquire beneficial ownership of 30% or

                                       F23

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements

18. COMMITMENTS (CONTINUED)

more of the Company; (2) Edward J Guinan III is required to maintain beneficial ownership of no less than the lower of 20% of common stock, or 15% of the common stock (as long as three other largest stockholders beneficially own no more than 15% in the aggregate); (3) the Company must commence operations (a) in another country other than the United Kingdom within 3 years after the Closing Date, and (b) in a second other country within the earlier of 2 years after the first country or 5 years from the Closing Date;
(4) the Company must procure in the United participating restaurant renewals at the rate of 70% per year. As at September 30, 1997 the Company has complied, in all material respects, with all the covenants contained in the License Agreement.

    The Company also has other obligations under the Transmedia License respecting business practices, use of TMNI software programs, marketing, training, confidentiality and standard of performance, among others, the material breach of any of which may result in the termination of the full rights under the Transmedia License.

    The Company is committed to making further payments in relation to the acquisition of NHS. These consist of payments due on January 31, 1998 to certain principals as sign-on fees amounting to Aus.$750,000 ($47,000) and the second tranche for 51% of the shares of common stock of NHS for Aus.$2,842,540 ($2,075,000). At the request of the principals, payment of these sign-on fees has been delayed for an indefinite period. Payment of the second tranche may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum. The balance of the payments due to certain principals as sign-on fees amounting to Aus.$ 750,000 ($547,000) is due on June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. The option to acquire the 49% balance of the shares of common stock of NHS for Aus.$2,497,655 ($2,150,000) is exercisable at any time through June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

19. BUSINESS AND CREDIT CONCENTRATIONS

    Most of the Company's customers are located in the United Kingdom, or in France. No single customer accounted for more than 10% of the Company's service revenues in the period under review. No single restaurant's credit was greater than 10% of the company's total restaurant credit balance at September 30, 1997, and no single merchant, under the Countdown discount purchase program accounted for greater than 10% of the Countdown volume of business.

20. CONTINGENT LIABILITY

    The Company did not withold any amounts from Edward J. Guinan III's remuneration with respect to either US or UK taxes through March 31, 1997. Such treatment was used pending resolution by Edward J. Guinan III of his tax residence. Mr. Guinan had provided 400,000 shares of the Company's Common Stock and 400,000 shares of Transmedia Asia Pacific's Common Stock, which were sold privately realising pounds (UK) 293,753. The proceeds were used to purchase a tax certificate against any potential tax liabilities of the Company and Transmedia Asia Pacific Inc. In November 1997, a payment on account was made to the UK Inland Revenue of pounds (UK) 115,000. A sum of pounds (UK) 100,000 was released to Mr. Guinan and the balance of pounds (UK) 78,753 remains in escrow against any ongoing tax liabilities of Mr. Guinan to either the UK Inland Revenue or the United States Internal Revenue Service.

                                       F24

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements


21. SUBSEQUENT EVENTS

    The Company has made a significant capital commitment for the completion of the purchase of 51%, on an indirect basis, of Nationwide Helpline Services Pty Limited ("NHS") in Australia. This commitment consists of a total commitment of Aus. $10,000,000 ($6,578,950), of which Aus. $4,000,000 ($2,631,578) represents sign-on fees payable to certain individuals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in cash and shares of Common Stock of the Company and its affiliate, Transmedia Asia Pacific, Inc., while the second tranche is payable in cash only. The Company also, jointly with its affiliate Transmedia Asia Pacific Inc., acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus. $2,497,655. ($1,643,194)

    In October 1997, the Company signed a Letter of Intent to purchase 50% of the shares of Common Stock of a privately held corporation in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were lodged as a deposit. The deposit is non-refundable and may be forfeited in the event the transaction does not take place prior to March 31, 1998. The Letter of Intent subject to satisfactory due diligence, contemplates a March 31, 1998 closing and a purchase price of $3,750,000 in cash, plus $500,000 in unrestricted shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. The letter of intent contemplates that Transmedia Asia Pacific will purchase the balance of the Company's Common Stock on similar terms.

    On January 9, 1998, the Company entered into an agreement in principle, subject to contract, to purchase 85% of the share capital of Network America Inc., of Dallas, Texas. The consideration consists of a cash deposit of $50,000 to the Principals, an undertaking by the Company to redeem on January 19, 1998, an outstanding Promissory Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay a sum of $250,000 in cash to the Principals on March 31, 1998, and an undertaking by the Company to pay a sum of $1,000,000 in eighteen subsequent equal monthly instalments of $55,555.

    On January 16, 1998, Mr. C.E.C. Radbone, a director of the Company, resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown plc, a subsidiary of the Company, was cancelled. Mr. Radbone held 1,200,000 shares of Common Stock of the Company and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares at a value of $1 per share. The consideration for this option is $500,000.

                                       F25

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements

ITEM 9--CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

See Footnote 2 in "Note to the consolidated Financial Statements.

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements


                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Table of Directors and Executive Officers

The table below sets forth the names and ages for all the directors and executive officers of the Company. The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified.


                NAME                        AGE                        POSITION
--------------------------------------      ---      --------------------------------------
Edward J. Guinan III                         51       Chairman
Paul L. Harrison                             37       President and Chief Executive Officer
Carl Freyer                                  60       Director
Joseph V. Vittoria                           63       Director
David S. Vaillancourt                        51       Chief Financial Officer


(b) Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

(c) Experience of Directors and Executive Officers for the past Five Years

Edward J. Guinan III has been the Chairman of the Company, Chief Executive Officer and a director of the Company since its inception. Mr. Guinan began his career on Wall Street when he purchased a seat on the New York Mercantile Exchange. He traded on he floor for his own account until 1979, when he became a broker for the firm of Moseley Hallgarten Estabrook and Weeden, wher he eventually became manager of their New York office. From 1982 through 1984, he was employed by Cowan and Company in New York. In 1984, Mr. Guinan established his own broker-dealer firm, Guinan and Company. From 1990 through 1991, Mr. Guinan was a broker at the head of the corporate finance department at Ernst and Company, a member of the New York Stcok Exchange. During 1992, Mr. Guinan was head of the corporate finance department at First Hanover Securities, Inc., a New York broker-dealer. Since February 1993, Mr. Guinan has served as President, Chief Executive Officer and director of the Company, as well as its affiliate company, Transmedia Asia Pacific Inc., ("Transmedia Asia Pacific"). Since May 1995, Mr. Guinan has served as President, Chief Executive Officer, Chief Financial Officer and the sole director of International Advance, Inc. ("Advance"). Since November, 1995 Mr. Guinan has been a director of Transmedia La Carte Restaurant SA ("Transmedia France"), which is a 50.1% owned subsidiary of the Company. Mr. Guinan devotes substantially all of such time as is necessary to the affairs of the Company.

Paul L. Harrison is presently President and Chief Executive Officer of the Company. Mr. Harrison is also Secretary and a director of Transmedia Asia Pacific Inc. In 1993, Mr. Harrison acted as a consultant to the Company in connection with the commencement of business operations and initial financing thereof. From 1989 until 1994, Mr. Harrison was Vice-President -- European Equities of Salomon Brothers, London, with responsibility for coordinating and marketing the sales of various derivatives and other equity securities to European based institutional clients. Mr. Harrison held that position from 1989 onwards. From 1988 through 1989, Mr. Harrison was Main Board director of County/NatWest, Wood Mackenzie, the investment banking arm of NatWest Bank NA in the United Kingdom, with responsibility for developing business strategy and managing a team of securities brokers. For two years prior thereto, Mr. Harrison was an Assistant Director of Hill Samuel Merchant Bank and Executive Vice-President of Wood Mackenzie Inc., with responsibilities to manage and develop the United States brokerage operations of this United Kingdom firm.

Carl H. Freyer has been a director of the Company since 1997. Mr. Freyer is President of Freyer Corporation, a financial consulting firm. He has been a director of G-Tech Corporation, a New York Stock Exchange corporation, as well as a director of Computer Investors Group, Inc. and also two banks. Mr. Freyer holds a BS

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements



in electrical engineering from Tufts University and an MBA from Harvard University.

Joseph V. Vittoria has been a director of the Company since inception. From September 1987 to January 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., and was a senior executive at Avis since 1982. Mr. Vittoria is a director of UAL Corporation. He holds a BS in civil engineering from Yale University and an MBA from Columbia University. Mr. Vittoria also holds an honorary Doctor of Laws degree from Molloy College. Mr. Vittoria is also a director of Transmedia Asia Pacific Inc.

David S. Vaillancourt has been Chief Financial Officer of the Company since 1997. Mr. Vaillancourt is also Chief Financial Officer of Transmedia Asia Pacific. Prior to joining the Company, Mr. Vaillancourt spent three years as Senior Vice President and Chief Administrative Officer of an international human resource company, based in Toronto -- with overall responsibility for domestic and international finance and administration. Prior to this, Mr. Vaillancourt spent seven years in corporate finance and venture capital consulting, when he operated his own company working in North and Central America, Western Europe, the Middle East and Australasia/Pacific. He has also served as Vice President Finance for Barbecon Inc., a subsidiary of Olympia and York Inc., as well as Chief Financial Officer -- International, for Carlson Companies, Inc. in Minneapolis and Chicago. He is a member of the Chartered Institute of Management Accountants, London.

(d) Involvement in Certain Legal Proceedings

None.

(e) Compliance with Section 16 (a) of the Securities Exchange Act of 1934.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time, during the fiscal year ended September 30, 1997 was a director, executive officer or beneficial owner of more than 10% of the Company's common stock $.00001 par value per share (the "Common Stock") with respect to the fiscal year ended September 30, 1997 and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and any written representations from such persons, the Company believes that during and with respect to the fiscal year ended September 30, 1997, all filing requirements under Section 16(a) of the 1934 Act, applicable to its directors, executive officers and the beneficial owners of more than 10% of the Company's Common Stock were complied with.

ITEM 11--EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the total compensation (including salary, bonus and all other forms of annual and long-term compensation) paid to or accrued by the Company during the fiscal years 1997, 1996 and 1995 for the Chief Executive Officer and the current executive officers of the Company who earned over $100,000 during the Company's last fiscal year (the "Named Executives").

Mr. Guinan is the Chairman and Chief Executive Officer of the Company. During fiscal 1997, no officer of the Company earned more than $100,000.

                                                                               LONG-TERM
                                                ANNUAL                        COMPENSATION
                                             COMPENSATION                        AWARDS
                                           ---------------                ------------------        ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR           SALARY        OPTIONS/SAR'S        COMPENSATION
-----------------------------------------  ---------------  ------------  -------------------  -------------------
Edward J. Guinan--Chairman                      1997        $  100,000(1)          0                     0
                                                1996        $  153,625(2)          0                     0
                                                1995        $  160,000(3)          0                     0


(1) Based upon an exchange rate of L1 to L1.621
(2) Based upon an exchange rate of L1 to $1.536
(3) Based upon an exchange rate of L1 to $1.60.

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements



EMPLOYMENT AGREEMENT

Mr. Guinan entered into an employment agreement with the Company, effective August 11, 1993 (the "Effective Date") The Employment Agreement provides for an initial term of three years, with one year renewals thereafter unless terminated by either party. Mr. Guinan's contract provides for a salary of 100,000 pounds (UK) ($162,000) per annum and participation in executive benefit programs. Mr. Guinan may be discharged for cause including failure or refusal to perform duties, dishonesty, conviction of a felony or fraud, failure adequately to perform his services, engagement in acts detrimental to the Company, material breach of his Employment Agreement, disability or death. Mr. Guinan is also employed by Transmedia Asia Pacific and Advance. Mr. Guinan is required to devote sufficient time to the business of the Company in his discretion.

STOCK OPTION PLANS

In April 1993, the Company adopted the 1993 Stock Option Plan ("the 1993 Plan"). The purpose of the 1993 Plan is to attract and retain personnel of the highest calibre and provide increased incentives for officers, and employees to promote the well-being of the Company.

The 1993 Plan authorizes the granting of incentive stock options or non-qualified stock options for up to 250,000 shares of the Company's Common Stock, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the issued Common Stock. Unless sooner terminated, the 1993 Plan expires on December 31, 2003. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options. The 1993 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the 1993 Plan. Under the 1993 Plan, no stock option may be granted having an exercise price which is less than the fair market value of the Common Stock on the date of grant.

As of January 31, 1998 options to acquire 206,000 shares have been awarded under the 1993 Plan at an exercise price of $1.00 per share, 6,000 of which were exercised in fiscal 1995.

In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides for the automatic granting to each non-employee director of the Company on each January 1, commencing January 1, 1996, a stock option for 10,000 shares of Common Stock. Mr. Vittoria received thereunder options covering 20,000 shares with respect to prior services on the Board of Directors. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000, which amount is subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exerciseable by the optionee for a period of five years from the date of grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exerciseable price equal to the fair market value of the Common Stock on the last date preceding the date of grant. As of January 31, 1998, options have been granted under the Outside Directors Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors acts as the Compensation Committee and the Stock Option Committee. The Board formulates and decides all matters relating to the salaries, bonuses, fringe benefits or other compensation of the executive officers of the Company. The Board also decides matters relating to the granting of stock options under the 1993 Plan. See "Certain Relationships and Related Transactions" for transactions between the Company and members of the Compensation Committee.

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned as of January 31, 1998, by (i) each beneficial owner of more than five percent of the outstanding Common Stock,
(ii) each Named Executive and director of the Company and (iii) all executive officers and directors of the Company as a group. All shares are owned both of record and beneficially unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Europe Inc., 11 St. James's Square, London SW1Y 4LB.

            NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED



                                                  Shares Owned           % Owned
                                               ------------------     -------------
Name and Address

Thomas DiBenedetto                                1,236,454(1)             8.0
15140 Fiddlesticks Blvd.
Ft. Myers Florida 33912

FAI Overseas                                      2,210,227(2)            13.7
Investments Pty Ltd
Level 12
185, Macquarie St.
Sydney, NSW 2000
Australia




            NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED



                                                  Shares Owned           % Owned
                                               ------------------     -------------
Name and Address

Edward J. Guinan III                                4,612,189(3)           29.7

Paul L. Harrison                                         0                   --

Carl Freyer                                            10,000(5)             --

Joseph V. Vittoria                                    749,922(4)            4.8

All Directors and Officers as a group               5,372,111              34.5

(1) Includes 700,000 shares of Common Stock issued to Bostoner International Group Establishment ("Bostoner International") which Mr. DiBenedetto may be deemed to beneficially own. Mr. DiBenedetto is the Chief
    Executive Officer of Bostoner International and owns 50% of that company. Also includes 118,227 shares of Common Stock owned by Bostoner Internation Partners, LP a partnership of which Mr. DiBenedetto is a general partner, which Mr. DiBenedetto may be deemed to beneficially own.

(2) Includes 633,342 shares of Common Stock issuable upon exercise of warrants and 321,428 shares of Common Stock issuable upon conversion of shares of the Company's 6.5% non-voting Convertible Preferred Stock (the "Preferred Stock").

(3) Includes 226,858 shares of Common Stock owned by Conestoga Partners, Inc. ("Conestoga") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director and the President and Chief Executive Officer of Conestoga and owns 73% of the outstanding capital stock thereof. Also includes 156,851 shares of Common Stock owned by Advance which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling shareholder of Advance. Does not include 118,227 shares of Common Stock owned by Edward J. Guinan, Jr., Mr. Guinan's father, and 25,000 shares of Common Stock owned by Joan Guinan Pine, Mr. Guinan's aunt, of which Mr. Guinan disclaims beneficial ownership. Of the shares owned by Mr. Guinan, approximately 400,000 shares have been pledged to secure certain planned acquisitions and are subject to forfeiture in the event these acquisitions are not consummated by certain dates.

(4) Includes 328,587 shares of Common Stock issuable upon conversion of shares of the Preferred Stock and 40,000 shares of Common Stock issuable upon exercise of options.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Fiscal 1997, the company made a net payment of $1,240,000 to Transmedia Asia Pacific in repayment of temporary funding. In fiscal 1997, the company charged management expenses of $892,566 to Transmedia Asia Pacific. The $254,134 balance as of September 30, 1997 due to the Company from Transmedia Asia Pacific is non-interest bearing and repayable on demand. Currently, the Company has no plans to demand repayment of this amount. Messrs. Guinan, Harrison, Vittoria and Freyer are also directors of Transmedia Asia Pacific. See "Directors and Executive Officers of Registrant."

In April 1997 and December 1997, the Company and Transmedia Asia Pacific engaged in two significant acquisitions. See "Item 1. Business--Countdown Business and--NHS Acquisition.

In September 1997, a loan, advanced by a director of the Company in connection with the acquisition of Countdown, matured. The principal amount of the loan is $1,000,000. The director agreed to extend the period of the loan, subject to interest continuing to be accrued at the same rate of 12% per annum, for an indefinite period, and subject to sixty days notice of repayment demand.

In September 1997, a Preferred Stockholder and director of the Company participated in a private placement financing which the Company offered to existing Preferred stockholders.

In September 1997, a Preferred Stockholder in the Company participated in a private placement financing which the Company offered to existing Preferred stockholders.

In October 1997, a letter of intent was signed on behalf of the Company and Transmedia Asia Pacific to acquire another company. In connection therewith, Mr. Edward Guinan tendered shares of Common Stock of the Company and Transmedia Asia Pacific held personally by him towards the deposit. See "Item 7. Management's Discussion and Analysis of Operations."

In November 1997, Mr. Walter Epstein, a Partner at the legal firm of Rubin Baum Levin Constant & Friedman, resigned as a director of the Company. Rubin Baum Levin Constant & Friedman has acted, and continues to act, as outside counsel to the Company.

In December 1997, the Company arrived at an agreement in principle with two of the three minority shareholders in Transmedia La Carte Restaurant SA to acquire their shares, subject to the approval of the Bank of France. This approval was rendered on March 12, 1998. The Company also made certain representations to the Bank of France pertaining to the ongoing operations of Transmedia La Carte Restaurant SA, in connection with which, Mr. Edward Guinan undertook to pledge 2,000,000 shares held by him in the Company's affiliate, Transmedia Asia Pacific Inc. See "Item 7. Management's Discussion and Analysis of Operations."

In January 1998, a letter of intent was signed on behalf of the Company and Transmedia Asia Pacific to acquire another company. In connection therewith, a cash deposit was paid and a promissory note signed to redeem the balance in monthly instalments. See "Item 7. Management's Discussion and Analysis of Operations."

In January 1998, Mr. Edward Guinan loaned the Company UK pounds 100,000 (approximately $162,500), the consideration for which has not as yet been concluded.


                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements



The following documents are being filed as part of this Report.

(a)(1) Financial Statements:

       Transmedia Europe, Inc.
       See "Index to Financial Statement" contained in Part II, Item 8

(a)(2) Financial Statement Schedule:

       All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(a)(3) Exhibits:

       (i)   Countdown Acquisition agreement -- attached hereto

       (ii)  Radbone Options -- attached hereto

       (iii) Vittoria Loan -- attached hereto

       (iv)  $500,000 Promissory Note made in favor of TMNI -- attached hereto

       (v) Lease for the property at 1 Hurlingham Business Park, Sulivan Road -- attached hereto

       (vi)  NHS Business Purchase Agreement -- attached hereto

       (vii) Call Option on balance of purchase of 49% of NHS -- attached hereto





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                             TRANSMEDIA EUROPE, INC.
                                                   (Registrant)

Date: March 30, 1998              /s/ Edward J. Guinan III
                                  --------------------------------------------
                                  Name:   Edward J. Guinan III
                                  Title:  Chairman and Director

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 30, 1998              /s/ Edward J. Guinan III
                                  --------------------------------------------
                                  Name:   Edward J. Guinan III
                                  Title: Chairman and Director

Transmedia Europe, Inc.
Notes to the Consolidated Financial Statements


Date: March 30, 1998              /s/ Paul L. Harrison
                                  --------------------------------------------
                                  Name:   Paul L. Harrison
                                  Title:  Chief Executive Officer and Director


Date: March 30, 1998              /s/ Carl Freyer
                                  --------------------------------------------
                                  Name:   Carl Freyer
                                  Title:  Director


Date: March 30, 1998              /s/ Joseph Vittoria
                                  --------------------------------------------
                                  Name:   Joseph Vittoria
                                  Title:  Director


Date: March 30, 1998              /s/ David Vaillancourt
                                  --------------------------------------------
                                  Name:   David S. Vaillancourt
                                  Title:  Chief Financial Officer