Form 10-Q
period 1998-03-31
TRANSMEDIA EUROPE INC
filed 1998-05-22
CIK 906908

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                                     ---------------------
                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________

                         Commission file number 0-24404

                             TRANSMEDIA EUROPE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                           13-3701141
---------------------------               --------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       Incorporation of organization)               Identification No.)

               11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
            ----------------------------------------------------
             (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                           ---               ---
                                                 Yes                   No      X

                                                           ---               ---



           16,846,454 Shares, $.00001 par value, as of April 15, 1998.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

PART I : CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1 .......................................................................................Pages 1-15

Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 1998 and September 30, 1997

Consolidated Statement of Operations for the three months ended March 31, 1998 and 1997 and the six months ended March 31, 1998 and 1997

Consolidated Statement of Cash Flows for the six months ended March 31, 1998 and 1997

Notes to the Consolidated Financial Statements

ITEM 2 .......................................................................................Pages 16-19

Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:  OTHER INFORMATION ..................................................................Page 20
---------------------------



SIGNATURES ...................................................................................Page 20
----------


The consolidated financial statements are unaudited. However, management believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the company at September 30, 1997 and March 31, 1998, the results of its operations for the three and six months ended March 31, 1998 and 1997 and the changes in its cash flows for the six months ended March 31, 1998 and 1997

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------


                                                                       March 31,     September 30,
                                                                            1998              1997
                                                                     (Unaudited)         (Audited)
                                                                 ---------------   ---------------

Assets

Current assets

      Cash (including temporary cash investments
      of  $ Nil at March 31, 1998 and
      $168,350 at September 30, 1997)                                   $503,962         $554,624

      Trade accounts receivable                                          746,548          484,968

      Restaurant credits, (net of allowance for irrecoverable          1,214,616        1,265,918
      credits of  $469,712  at March 31, 1998 and of  $666,134
      at September 30, 1997)

      Amounts due from related parties (note 14)                         124,653           86,401

      Prepaid expenses and other current assets                          862,510          599,626

      Notes receivable                                                   255,000                0
                                                                     -----------      -----------

Total current assets                                                   3,707,289        2,991,537

Non-current assets

      Investment in affiliated company (Note 9)                        4,547,068                0

      Property and equipment  (net of accumulated
      depreciation  of $721,606  at March 31, 1998
      and $678,338 at September 30, 1997)                                646,792          741,116

      Intangible assets (net of accumulated
      amortization of $697,397 at March 31, 1998
      and $523,858 at September 30, 1997) (Note 10)                    1,774,987        1,847,426

      Goodwill  (net of accumulated
      amortization of $285,970 at March 31, 1998
      and $145,970 at September 30, 1997) (Note 11)                    3,210,000        3,350,000

      Other assets                                                             0          142,946

                                                                     -----------      -----------

Total assets                                                         $13,886,136       $9,073,025
                                                                     -----------      -----------
                                                                     -----------      -----------



See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                                                       March 31,     September 30,
                                                                                            1998              1997
                                                                                      (Unaudited)        (Audited)

                                                                                    -------------    --------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities

      Bank Credit Line                                                                 $1,072,442         $952,668
      Trade accounts payable                                                            1,902,632        2,384,516
      Deferred membership fees                                                            487,446          536,509
      Accrued liabilities                                                               1,902,661        1,459,388
      Amount due to related party (note 14)                                             2,295,872        2,345,841
      Deferred cost of investment                                                       3,248,735                0
                                                                                      -----------       -----------

      Total current liabilities                                                        10,909,788        7,678,922
                                                                                      -----------       -----------

Stockholders' equity

      6 1/2 % Convertible Preferred Shares, $0.01 par value, 5,000,000 shares               5,909            5,909
      authorized,  590,857 issued and outstanding shares at March 31, 1998 and 590,857 at September 30, 1997

      Common stock, $.00001 par value, 95,000,000 shares authorized,
      16,846,454 issued as of March 31, 1998
      and  14,075,787 as of September 30, 1997                                                168              140

      Additional paid in capital                                                       14,528,827       12,108,055

      Accumulated deficit                                                            (11,309,133)     (10,655,175)

      Treasury Stock (at cost, 196,995 shares)                                          (517,112)        (517,112)

      Cumulative foreign currency translation

      adjustment                                                                        (490,324)        (382,668)
                                                                                      -----------       -----------

      Total stockholders' equity                                                        2,218,333          559,149
                                                                                      -----------       -----------

      Minority Interest                                                                   758,015          834,954
                                                                                      -----------       -----------

Total liabilities and stockholders' equity                                            $13,886,136       $9,073,025
                                                                                      -----------       -----------
                                                                                      -----------       -----------


See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                   Three months     Three months      Six months         Six months
                                                          ended            ended           ended              ended
                                                      March 31,        March 31,        March 31,         March 31,
                                                           1998             1997             1998              1997

                                                ---------------  ---------------  ---------------   ---------------


Total Revenues                                       $3,136,534         $963,452       $6,119,394        $1,997,297

Cost of sales                                        (2,142,686)        (567,750)      (3,963,408)       (1,169,657)
                                                    -----------      -----------      -----------       -----------

Gross profit                                            993,848          395,702        2,155,986           827,640

Selling, general and
administrative expenses                              (1,296,406)      (1,083,363)      (3,006,422)       (2,082,108)
                                                    -----------      -----------      -----------       -----------

Loss from operations                                   (302,558)        (687,661)        (850,436)       (1,254,468)

Share of profits/losses of associated company            77,476         (184,885)          83,108          (311,637)

Interest income                                           8,201            1,331            8,201             5,001
                                                    -----------      -----------      -----------       -----------

Loss before income taxes                               (216,881)        (871,215)        (759,127)       (1,561,104)

Income taxes                                                  0                0                0                 0
                                                    -----------      -----------      -----------       -----------

Net loss before preferred share dividends              (216,881)        (871,215)        (759,127)       (1,561,104)

Minority Interest                                        80,296                0          172,379                 0

Preferred share dividends                               (33,605)         (33,605)         (67,210)          (67,210)
                                                    -----------      -----------      -----------       -----------
Net loss after preferred share dividends              $(170,190)    $   (904,820)       $(653,958)    $  (1,628,314)

Loss per common share                                   $(0.01)         $ (0.07)          $(0.04)          $ (0.13)

Weighted average number of  common
shares outstanding                                   15,120,668       12,678,792       14,940,527        12,455,681
                                                    -----------      -----------      -----------       -----------


See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                      Six months       Six months
                                                                           ended            ended
                                                                       March 31,        March 31,
                                                                            1998             1997

                                                                ---------------   ---------------
Cash flows from Operating Activities:
      - Net loss before preferred dividends and minority interest  $    (759,127)  $   (1,561,104)

Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation and amortization                                    326,141           76,760
      - Amortization of deferred compensation                                  0           78,000
      - Provision for irrecoverable restaurant credits                   100,000           69,678
      - Share of losses/(gains) of affiliated company                    (83,108)         311,637
Changes in assets and liabilities:
      - Trade accounts payable                                          (481,886)         254,717
      - Accrued liabilities                                              376,063          170,900
      - Restaurant credits                                               (48,698)           8,816
      - Trade accounts receivable                                       (261,580)          77,921
      - Prepaid expenses and other current assets                       (262,884)          47,179
      - Deferred membership fees                                         (49,063)         (90,356)
      - Notes receivable                                                (255,000)               0
                                                                     -----------      -----------
Net cash used in operating activities                                 (1,399,142)        (555,852)
                                                                     -----------      -----------
Cash flows from investing activities:
      - Due from/(to) related parties                                    (38,252)         318,297
      - Purchase of property and equipment                               (19,378)               0
      - Net investment in associated company                          (1,215,225)        (315,000)
      - Purchase of Countdown option                                           0         (264,006)
      - Purchase of NHS option                                           142,946         (142,946)

                                                                     -----------      -----------
Net cash used in investing activities                                 (1,129,909)        (403,655)
                                                                     -----------      -----------
Cash flows from financing activities:
      - Net proceeds received from issuance of:
         common stock                                                  2,420,800        1,097,500
      - Payment of preferred share dividends                                   0          (78,526)
      - Bank credit line                                                 119,774                0
      - Repayment of loan from related party                             (49,969)               0
                                                                     -----------      -----------
Net cash (used in)/provided by financing activities                    2,490,605        1,018,974
                                                                     -----------      -----------

Effect of foreign currency on cash                                      (107,656)               0
Minority interest                                                         95,440           20,341
                                                                     -----------      -----------

Net (decrease)/increase in cash and
cash equivalents                                                         (50,662)          79,808
Cash and temporary cash investments at
beginning of period                                                      554,624           61,661
                                                                     -----------      -----------
Cash and temporary cash investments at
at end of period.                                                        503,962       $  141,469
                                                                     -----------      -----------
                                                                     -----------      -----------

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1.   The Company

          Transmedia Europe, Inc. ("TME" or "the Company") is a Delaware corporation which was organized in February 1993 and commenced operations in the UK in December 1993. On May 19, 1993 the Company acquired from Conestoga Partners, Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"), pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992 as amended April 12, 1993 and August 11, 1993. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a restaurant discount charge card business. The licensed territories comprise all European countries, Turkey and other countries that were formerly part of the Union of Soviet Socialist Republics (the "Licensed Territories"). Network is an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company. The Company commenced operations in France in March 1996.

          On April 3, 1997 the Company acquired a 50% interest in the equity capital of Countdown Holdings plc ("Countdown"). In a simultaneous transaction Transmedia Asia Pacific, Inc. ("TMAP"), a Delaware corporation which shares common directors and officers with the Company, acquired the remaining 50% of Countdown's equity capital. Founded 27 years ago, Countdown is a leading international provider of shopping and leisure discount benefits to approximately 6,500,000 members with over 100,000 participating merchants in 47 countries . Countdown's head office is located in London with further infrastructure support provided by licensees operating in 14 countries. Within the UK market, there are approximately 25,000 participating merchants and 2,500,000 members.

          On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia), a company owned equally by the Company and TMAP, purchased 51% of the common stock of Nationwide Helpline Services Pty. Limited ("NHS"), an Australian company through a newly incorporated intermediary holding company. Transmedia Australia also agreed to purchase the remaining 49% of the common stock of NHS on or before June 30, 1998. The exercise period can be extended by the Company and TMAP through September 30, 1998 (Refer Note 9. "Investment in Affiliated Company").

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1.  The Company (continued)

         As of March 31, 1998, the Company had the following equity interests in its subsidiaries and affiliates:

         Name                                                 Country of Incorporation     % owned

         Transmedia Europe plc                                United Kingdom                100.0
         Transmedia UK plc                                    United Kingdom                100.0
         Transmedia UK Inc.                                   United States of America      100.0
         Transmedia Australia Holdings Pty Limited            Australia                      50.0
         Transmedia La Carte Restaurant S.A

         (`Transmedia France')                                France                         50.1
         Countdown Holdings plc                               United Kingdom                 50.0
         Transmedia Australia Travel Holdings Pty Limited     Australia                      50.0


         All references herein to "Company" and "TME" include Transmedia Europe Inc. and its subsidiaries unless otherwise indicated.

Note 2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and six months ended March 31, 1998 and 1997 and the changes in cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the financial statements of the Company and its subsidiaries and Countdown. The consolidated balance sheet includes the assets and liabilities of Countdown and the consolidated statement of operations includes the results of operations of Countdown notwithstanding that the Company's interest in the equity capital of Countdown is 50%. This basis of presentation has been adopted because the Company has effective control of Countdown. All significant intercompany transactions have been eliminated in consolidation.

         The September 30, 1997 balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 2. Basis of Presentation (continued)


         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
         The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and complete identified acquisitions. Management remains confident that, based upon the Company's history of obtaining necessary financing, sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete the acquisitions.

Note 3. Foreign Currencies

         The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are the UK pound sterling, the French franc and the Australian dollar.

         For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. Consolidated statements of income for the Company's subsidiaries are translated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity .

The average exchange rates during the three and six months ended March 31, 1998 and March 31, 1997 and the exchange rates in effect as of March 31, 1998 and September 30, 1997 were as follows:


                                            UK Pound             French         Australian
                                            Sterling(pound)      Franc          Dollar

         Average exchange rates
         ----------------------

         3 months ended March 31, 1998      1.6500              6.020            0.6579
         6 months ended March 31, 1998      1.6400              6.000            0.6667

         3 months ended March 31, 1997      1.5700              5.200            0.7407
         6 months ended March 31, 1997      1.5600              5.150            0.7353


         Closing exchange rates
         ----------------------

         September 30, 1997                 1.6125              5.934            0.7251
         March 31, 1998                     1.6700              6.020            0.6452


                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 4. Income taxes

         The Company adopts Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which recognises (a) the amount of taxes payable or refundable in the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statements or tax returns.

         A valuation allowance is established to reduce any deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised.

Note 5. New Accounting Standards

         Effective for the quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The adoption of this standard has not had a material effect on the Company's restated historic earnings per share.

Note 6.  Revenues

         Revenues comprise:

         (i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders, less the cardholders' 20% or 25% discount and cardholders'' membership fees.

         (ii) Countdown cardholders' membership fees and Countdown voucher sales.

         (iii) Countdown license fees from licensees

         Membership fees and Countdown license fees are recognised as revenue in equal monthly instalments over the membership/license period.

Note 7. License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the License Costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as of March 31, 1998.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 8. Restaurant Credits

         Restaurant credits represent the total advances made to participating restaurants less the amount recouped by the Company as a result of Company cardholders using their cards at participating restaurants. Restaurant credits are recouped by the Company within one year of advance and accordingly are classified as a current asset. The amount by which such credits are recouped equates to approximately 50% of the retail value of the food and beverage purchased by cardholders at participating restaurants. The Company periodically reviews the recoverability of restaurant credits and establishes an appropriate provision against irrecoverability.

         The funds advanced to participating restaurants are generally unsecured.

Note 9. Investment in Affiliated Company

         Investment in affiliated company comprises the Company's interest in Transmedia Australia which is made up as follows:

                                           March 31,          September  30,
                                                1998                    1997
                                                ----                    ----

         Cost of investment             $  4,463,960           $           0
         Share of profits                     83,108                       0
                                        ------------            ------------

                                       $  4,547,068            $           0
                                        ------------            ------------
                                        ------------            ------------

         On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TMAP, purchased 51% of the common stock of NHS, through a newly incorporated intermediary holding company. Effective control over Transmedia Australia is exercised by TMAP and accordingly the Company's interest in Transmedia Australia is treated as an investment in an affiliate. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$ 10,000,000 (approximately $7,150,000 as at December, 1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation until September 30, 1998 by paying interest at 5% per annum ("Balance Obligation"). If Transmedia Australia fails to make such payments all amounts paid are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to its former owners for nil consideration.

         The total consideration for the 51% interest in NHS was allocated by the sellers as follows. Aus$6,000,000 for the equity capital of NHS and Aus$4,000,000 in sign-on fees payable to the former principals of NHS. As originally structured the Aus$10,000,000 was to be advanced to Transmedia Australia by the Company and TMAP as follows:

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Company (continued)

         Equity Capital Element (Aus$):

                               Company            TMAP                Total

         Deposit                 200,000           200,000          400,000
         1st Instalment        1,400,000         1,400,000        2,800,000
         2nd Instalment        1,400,000         1,400,000        2,800,000

         Total                 3,000,000         3,000,000        6,000,000

         The deposit was advanced to Transmedia Australia and paid to the sellers in June, 1997. The first instalment was paid in December, 1997. Of the aggregate balance of Aus$2,800,000 paid in December 1997, 50% was paid in cash and 50% by the issuance of 500,000 shares of the common stock of each of the company and TMAP (valued at the then market price). The second instalment payment date was extended as provided by the terms of the agreement until May 1, 1998 and was paid on that date along with interest of Aus$34,781.

         Sign-on Fees (Aus$):

                               Company            TMAP                Total

         1st Instalment        1,000,000         1,000,000        2,000,000
         2nd Instalment        1,000,000         1,000,000        2,000,000

         Total                 2,000,000         2,000,000        4,000,000

         The first instalment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until June 30, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was represented by a promissory note in the sum of Aus$546,428 payable on June30, 1998. The Aus$1,250,000 due on May 1, 1998 was paid together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The promissory note payable on June 30, 1998 also bears interest at 5% per annum (approximately Aus$11,228). The second instalment is due for payment on June 30, 1998. This second instalment can be deferred until September 30, 1998 with interest accruing at 5% per annum. The Balance Obligation of Aus$2,500,000 is due for payment on June 30, 1998 but can be deferred until September 30, 1998 with the payment of interest at 5% per annum. If the Balance Obligation is not paid on or before September 30, 1998 the ownership of NHS will revert to its former owners for nil consideration.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 10. Intangible assets

         Intangible assets consist of the cost of the Transmedia License, net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations on October 1, 1993. The carrying value of the Transmedia License is made up as follows:

         Cost

         Balance as of September 30, 1997              $    2,371,284
         Additions                                                  0
                                                       --------------
         Balance as of March 31, 1998                       2,371,284
                                                       --------------

         Amortization

         Balance as of September 30, 1997                     523,858
         Charge for period                                     72,539
                                                       --------------
         Balance as of March 31, 1998                         596,397
                                                       --------------

         Net Intangible assets                         $    1,774,987
                                                       --------------


Note 11. Goodwill

         The Company recognizes the excess of the purchase price paid over the fair value of net assets acquired in connection with its acquisitions as goodwill. Goodwill arising on acquisitions is being amortized on a straight line basis usually over a period of fifteen years and is made up as follows:

         Cost

         Balance as of September 30, 1997              $    3,495,970
         Additions                                                  0
                                                       --------------
         Balance as of March 31, 1998                       3,495,970
                                                       --------------

         Amortization

         Balance as of September 30, 1997                     145,970
         Charge for period                                    140,000
                                                       --------------
         Balance as of March 31, 1998                         285,970
                                                       --------------

         Net book value                                $    3,210,000
                                                       --------------


                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12. Stockholders Equity

         On August 7, 1997 the Company commenced a private placement (the "Placement") of up to 1,250,000 shares of common stock at a price of $1.00 per share. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. On November 17, 1997 the number of shares in the Placement was increased from 1,250,000 to 1,750,000. The Placement closed on December 31, 1997 upon the sale of 1,117,095 shares resulting in gross proceeds to the company of $1,117,095. For every three shares sold subscribers received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.00 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years. In addition, in consideration of their agreement to purchase, on a standby basis, a number of shares in the Placement, certain holders of preferred stock of the Company were granted three-year warrants to purchase an aggregate of 327, 656 shares of Common Stock of the Company at an exercise price of $1.00 per share.

         On February 1, 1998 the Company commenced a private placement (the "February Placement") of up to 1,400,000 shares of common stock at a price of $1.25 per share. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,375,000 shares of common stock of the Company resulting in net proceeds to the company of $1,718,750. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

Note 13. Acquisitions

         The Company has previously described the terms of a letter of intent to acquire a privately owned corporation engaged in a business complimentary to that of the Company for approximately $8,500,000 of which the Company would be responsible for one half ($4,250,000). The terms of the letter of intent were revised on April 30, 1998. Under the revised terms the Company and TMAP have agreed to a purchase price of $8,900,000, represented by 300,000 shares of the Company's common stock plus 300,000 shares of TMAP plus a number of shares at closing equal to $600,000 in value plus cash of $7,700,000. In addition the sellers will receive earn out payments over a five year period if predetermined threshold profit levels are achieved. To date the Company and TMAP have each issued 100,000 share and made cash payments of $300,000 all of which will not be recovered if the transaction does not close. In addition, Edward J Guinan III, Chairman of the Company and TMAP has pledged 200,000 shares of each owned by him which shares will be recouped by him from the Company and TMAP only if the transaction closes.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 13. Acquisitions (continued)

       The Company has previously described the terms of a letter of intent to acquire a privately owned corporation, trading as Logan Leisure, engaged in a business complimentary to that of the Company for one million pounds sterling (approximately $1,650,000) of which the Company would be responsible for one half (approximately $825,000). The terms of the letter of intent were revised in March 1998. Under the revised terms the Company and TMAP agreed to a total purchase price of $1,749,000 represented by 200,000 shares of the Company's common stock, 200,000 shares of the common stock of TMAP and $1,089,000 payable in cash. The acquisition was completed on May 15, 1998 and will be more fully described in a Form 8K to be filed no later than May 30, 1998.

       On January 9, 1998, the Company and TMAP entered into an agreement in principle to purchase 85% of the issued and outstanding common stock of Network America Inc. ("Network"), a Texas corporation for a total consideration $400,000 payable in cash ($200,000 each) and an undertaking from the Company and TMAP to fund Network's working capital requirements over an eighteen month period by way a monthly loan advance of $55,555 in total ($27,777 each) an aggregate of $1,000,000 over the eighteen month period, commencing April, 1998. The Company and TMAP advanced the purchase consideration and the April working capital instalment against a series of secured promissory notes. The acquisition was due to complete on April 24, 1998. Based upon recent developments at Network the Company is seeking to perfect its interest in the monies advanced. In this regard the Company may seek, among other things, to take control of Network in exchange for these advances. It is undetermined at this point what, if any, working capital commitment the Company will make to the operations of Network. (Refer Note 15 "Commitments and Contingencies" ).

Note 14. Related party transactions

         The net amounts due from/(to) related parties consist of the following:



                                                March 31,      30 September,
                                                     1998               1997
                                                     ----               ----

         Amounts due from:

         International Advance Inc            $    124,653     $      86,401
                                              ------------      ------------

         Amounts due to:

         E Guinan III                             148,899             17,831
         Transmedia Asia Pacific, Inc.                   0           254,134
         J V Vittoria                            1,121,973         1,061,479
         TMNI                                    1,024,999         1,012,397
                                              ------------      ------------
                                               $ 2,295,871      $ 2,345,841
                                              ------------      ------------


                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 14. Related party transactions (continued)

       The Company has, effective January 16, 1998 accepted the resignation of Christopher Radbone as a director of the Company and its subsidiary Countdown plc. Contemporaneously with such resignation, Countdown plc has agreed to release Mr. Radbone from his service contract, and Mr. Radbone has agreed to grant an option to Edward J. Guinan III, Chairman of the Company at a value of $1 per share to purchase the shares of Common Stock of the Company, held by him.

       As previously reported Mr. Guinan used the proceeds (L293,753) from the sale of part of his shareholdings in the Company and TMAP to make a payment of L115,000 on account to the UK Inland Revenue against tax liabilities and deposit L78,753 in escrow against any on-going tax liabilities. Of the balance of L100,000 the Company and Mr. Guinan agreed that Mr. Guinan would loan UK L90,000 ($148,899) to the Company to replace a bank guarantee previously provided by Mr. Radbone.

Note 15. Commitments and Contingencies

         Transmedia Australia

         The Company is committed, jointly with its affiliate TMAP through Transmedia Australia, to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation until September 30, 1998 by paying interest at 5% per annum ("Balance Obligation"). If Transmedia Australia fail to make such payments all amounts paid are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to the former owners.

         Management fully intends to acquire the balance of 49% of the equity capital of NHS. However no assurance can be given that management will have the necessary funds available to acquire the balance.

         The Company is also committed to repay a promissory note in the sum of Aus$546,429 together with accrued interest of approximately Aus$11,228 on June 30, 1998.(Refer Note 9 "Investments in Affiliated Company" for further details).

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 15. Commitments and Contingencies (continued)

Transmedia France

         The Company has undertaken to contribute sufficient assets and marketable securities to the capital of Transmedia France to make good on its capital deficiency and resultant non-compliance with minimum equity requirements pursuant to the regulations of the Bank of France.

         On December 4, 1997 the Company agreed in principle to purchase the following minority interest holdings in Transmedia France:

                (i) Partech International Inc. (US Growth Fund Ventures), 34.6% of the issued and outstanding capital stock of Transmedia France for a total consideration of $750,000; and

                (ii) Eric Knight's 5.3% share of the issued and outstanding capital stock of Transmedia France for a total consideration of $114,020.

         The transaction was not completed as contemplated on January 31, 1998. However as of the date hereof negotiations to purchase such minority interests are at an advanced stage. When, and if completed, the Company's equity interest in Transmedia France will increase from 51.1% to 90% of the issued share capital of that company.

         Network America, Inc. ("Network")

         The Company has advanced approximately $200,000 to Network against a series of secured promissory notes in respect of its acquisition of Network. The acquisition was due to complete on April 24, 1998. Based upon recent developments at Network the Company is seeking to perfect its interest in the monies advanced. In this regard the Company may seek, among other things, to take control of Network in exchange for their advances. It is undetermined at this point what, if any, working capital committment the Company will make to the operations of Network.

         Legal proceedings

         In the opinion of management there are no lawsuits or claims pending against the Company.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 16. Subsequent Events

         Notes Payable

         On April 29, 1998 the Company engaged in a private placement of securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three (pound)250,000 (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one (pound)200,000 (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the (pound)250,000 promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the (pound)200,000 promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001.

         Transmedia Australia

         On May 1, 1998 the Company, through Transmedia Australia, paid the following as consideration for its 51% interest in the equity capital of NHS.

         (i) Aus$1,400,000 ($900,000) as second instalment for the purchase of 51% of the equity capital of NHS together with interest of Aus$17,390 ($11,000).

         (ii) Aus$625,000 ($400,000) as sign-on fees to the former principals of NHS together with interest of Aus$7,620 ($5,000).

         (Refer Note 9 "Investment in Affiliated Company" for further details)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto.

The business of the Company is the design and supply of a range of member benefit programs to corporations, affinity groups and individuals on an international scale.

The future success of the Company is dependent upon its ability to increase its membership base and broaden the range of member benefit programs offered. The acquisition, with Transmedia Asia Pacific, Inc ("TMAP"), of Countdown Holdings plc and 51% of the issued and outstanding share capital Nationwide Helpline Services ("NHS") has enabled the Company to commence implementation of its strategy to create a broader based international member benefits business.

The Company will continue to look for new opportunities within the member benefits industry and expand its operations through acquisition and organic growth. Management believes that while the industry has shown good growth, which is expected to continue, this has been primarily in the United States. Outside the United States, the international market is significantly less well-developed providing an excellent opportunity for the Company to expand its operations from its established base in Europe and Australasia and its network of sub-licensees and franchisees in a number of other countries.

The Company recorded significant losses in its fiscal year ended September 30, 1997 and in prior years. Such losses and the Company's acquisition and expansion program to date have been funded by the sale of equity securities and loan finance. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and expansion plans. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions, there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete such acquisitions. In addition there can be no assurance as to the acceptability of the terms of any future financing.

Results of Operations

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

The Company generated revenues of $3,136,534 (1997: $963,452) for the three months ended March 31, 1998, an increase of 225% over the corresponding period in 1997. This increase in revenues is due to the acquisition of Countdown in April 1997 ($2,284,261) and Transmedia France ($78,643) being consolidated for the first time. Revenues generated by pre-existing operations totalled $776,630, a decrease of 19.4% compared to the corresponding period in 1997. This decrease is due to a refocusing and rationalisation of the participating restaurant base to remove low-usage participants.

Cost of sales totalled $2,142,686 (1997: $567,750) for the three months ended March 31, 1998, generating a gross profit percent of 31.7% (1997: 41.1%). Gross profit percents for Countdown and Transmedia France were 29.7% and 56.9% respectively. The gross profit percent for pre-existing operations was 34.8%. Gross profit decline reflects the impact of the lower margin Countdown business.

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997 (continued)

Selling, general and administrative expenses, for the three months ended March 31, 1998 were $1,296,406 (1997: 1,083,363) an increase of 19.7% on the corresponding period in 1997. Selling, general and administrative expenses for Countdown and Transmedia France totalled $672,062 and $224,019 respectively. Selling, general and administrative expenses generated by pre-existing operations totalled $400,325 a 63.1% decrease from the corresponding period in 1997. This reduction is primarily due to significantly lower professional fees in 1998 as compared to 1997. The 1997 professional fees included costs of Countdown acquisition and proposed merger of the Company and TMAP.

The Company's share of profits/(losses) of associated company is $77,476 (1997:
$(184,885) for the three months ended March 31, 1998. The 1997 associated company losses relate to Transmedia France which is now fully consolidated. The 1998 profits relate to the Company's investment in NHS.

The Company's minority interest comprises 49.9% of Transmedia France and 50% of Countdown.

Six months ended March 31, 1998 compared to Six months ended March 31, 1997

The Company generated revenues of $6,119,394 (1997: 1,997,297) for the six months ended March 31, 1998, an increase of 206.4% on the corresponding period in 1997. This increase is due to the inclusion of Countdown and Transmedia France for the first time. Countdown and Transmedia France generated revenues of $4,292,723 and $218,069 respectively for the six months ended March 31, 1998. Revenues generated by pre-existing operations totalled $1,608,602, a decrease of 19.5% from the corresponding period in 1997. This decrease is due to a refocusing and rationalisation of the participating restaurant base to remove low-usage participants.

Cost of sales totalled $3,963,408 (1997: $1,169,657) for the six months ended March 31 generating a gross profit percent of 35.2% (1997: 41.4%). Gross profit percents for Countdown and Transmedia France were 32.8% and 50.1% respectively. The gross profit percent for pre-existing operations was 39.5%. Gross profit decline reflects the impact of the lower margin Countdown business.

Selling, general and administrative expenses were $3,006,422 (1997: 2,082,108), for the six months ended March 31, 1998, an increase of 44.4 % on the corresponding period in 1997. Selling, general and administrative expenses for Countdown and Transmedia France totalled $1,402,290 and $461,056 respectively. Selling, general and administrative expenses generated by pre-existing operations totalled $1,143,076, a 45.1% decrease from the corresponding period in 1997. This reduction is primarily due to significantly lower professional fees in 1998 as compared to 1997. The 1997 professional fees included the costs of the Countdown acquisition and the proposed merger of the Company and TMAP.

The Company's share of profits/(losses) of associated company is $83,108 (1997:
$(311,637)) for the six months ended March 31, 1998. The 1997 associated company losses relate to Transmedia France which is now fully consolidated. The 1998 profits relate to the Company's investment in NHS.

The Company's minority interest comprises 49.9% of Transmedia France and 50% of Countdown.

Liquidity and Capital Resources

The Company's audited financial statements for the year ended September 30, 1997 recorded losses for the year then ended of $3,746,248, which, when taken with prior year results, recorded an accumulated deficit of $10,655,176 as of September 30, 1997.

During the six months ended March 31, 1998 the Company recorded further losses of $759,127 resulting in net cash outflows from operating activities of $1,399,142 compared to $555,852 for the corresponding period in 1997. During the period the Company relied on net revenues and the net proceeds of equity placements to fund its operating needs. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements.

Additionally the Company is committed to funding a number of business acquisitions, increasing its investments in Transmedia France and its investment in NHS through Transmedia Australia, as described in Notes 13 and 16 to the unaudited consolidated financial statements for the quarter ended March 31, 1998.

Subsequent to March 31, 1998 the Company received net proceeds of $1million from the private placement of 800,000 shares of common stock. To supplement the funding of its operations and its acquisition program, the Company also obtained net cash proceeds from short term loans of approximately $1,567,750 from unaffiliated third parties (Refer Note 17 to the unaudited consolidated financial statements).

The Company will require capital infusions in order to complete its acquisition commitments and meet the funding requirements of its operation. Based upon the Company's history of obtaining necessary financing Management remains confident that sufficient funds will be available to the Company to operate in the foreseeable future and complete its investments and committed acquisitions there can be no assurance given that the Company will be able to obtain such funding. In addition there can be no assurance as to the acceptability of the terms of any future financing.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation. Individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverage sold. However, the Company has no basis on which to project seasonal effects, if any, to its business as a whole.

                           PART II: OTHER INFORMATION

Item 6            Exhibits and Reports on Forms 8-K

                  (A) Exhibits filed herewith:

                      None

                  (B) Forms 8-K filed during quarter

                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA EUROPE, INC.

By:
-------------------------------------
Paul Harrison
President and Chief Financial Officer