Form 10-Q
period 1998-06-30
TRANSMEDIA EUROPE INC
filed 1998-08-24
CIK 906908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                               --------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to______________________

                         Commission file number 0-24404
                                                -------

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


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                  ----                ----
                                     Yes                      No       X
                                                  ----                ----



           18,388,454 Shares, $.00001 par value, as of June 30, 1998.
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS



PART I : CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1 ....................................................................................... Pages 1-17

Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheet as of June 30, 1998 and September 30, 1997

Consolidated Statement of Operations for the three months ended June 30, 1998 and 1997 and the nine months ended June 30, 1998 and 1997

Consolidated Statement of Cash Flows for the nine months ended June 30, 1998 and 1997

Notes to the Consolidated Financial Statements



ITEM 2 .......................................................................................Pages 18-21

Management's Discussion and Analysis of Financial
Condition and Results of Operations



PART II:  OTHER INFORMATION ......................................................................Page 22
---------------------------



SIGNATURES ......................................................................................Page 22




The consolidated financial statements are unaudited. However, management believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the company at September 30, 1997 and June 30, 1998, the results of its operations for the three and nine months ended June 30, 1998 and 1997 and the changes in its cash flows for the nine months ended June 30, 1998 and 1997

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                    June 30,    September 30,
                                                                        1998             1997
                                                                 (Unaudited)        (Audited)
                                                                 -----------    -------------
Assets

Current assets

      Cash (including temporary cash investments
      of $ Nil at June 30, 1998 and
      $168,350 at September 30, 1997)                              $ 763,857         $554,624

      Trade accounts receivable                                      831,251          484,968

      Restaurant credits, (net of allowance for irrecoverable
      credits of $ 592,865 at June 30, 1998 and of  $666,134
      at September 30, 1997)                                       1,095,994         1,265,918

      Amounts due from related parties (Note 15)                     403,147            86,401

      Prepaid expenses and other current assets                    1,257,510           599,626
                                                                   ---------           -------
Total current assets                                               4,351,759         2,991,537

Non-current assets

      Investment in and advances to affiliated company (Note 9)    4,509,769                 0

      Property and equipment (net of accumulated
      depreciation of $423,657 at June 30, 1998
      and $678,338 at September 30, 1997)                            432,533           741,116

      Intangible assets (net of accumulated
      amortization of $ 655,770 at June 30, 1998
      and $523,858 at September 30, 1997) (Note 10)                1,715,514         1,847,426

      Goodwill (net of accumulated
      amortization of $328,228 at June 30, 1998
      and $145,970 at September 30, 1997) (Note 11)                4,036,770         3,350,000

      Other assets                                                   275,612           142,946
                                                                     -------           -------

Total assets                                                     $15,321,957        $9,073,025
                                                                 -----------        ----------
                                                                 -----------        ----------




See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                       June 30,    September 30,
                                                           1998             1997
                                                    (Unaudited)        (Audited)
                                                   -------------    --------------
Liabilities and Stockholders' Equity

Current liabilities

      Bank Credit Line                          $      535,083   $       952,668
      Trade accounts payable                         2,959,542         2,384,516
      Deferred membership fees                         487,446           536,509
      Accrued liabilities                              928,279         1,459,388
      Amount due to related party (Note 15)          3,291,017         2,345,841
      Deferred cost of investment                    1,506,167                 0
      Notes payable (Note 12)                        1,599,163                 0
                                                    -----------      -----------
      Total current liabilities                     11,306,697         7,678,922
                                                    -----------      -----------

Stockholders' equity

      6 1/2 % Convertible Preferred Shares,
      $0.01 par value, 5,000,000 shares
      authorized, 590,857 issued and outstanding
      shares at June 30, 1998 and 590,857 at
      September 30, 1997                                 5,909             5,909

      Common stock, $.00001 par value, 95,000,000
      shares authorized, 18,388,454 issued as of
      June 30, 1998 and 14,075,787 as of
      September 30, 1997                                   184               140

      Additional paid in capital                    16,943,764        12,108,055

      Accumulated deficit                          (12,564,956)      (10,655,175)

      Treasury Stock (at cost, 196,995 shares)        (517,112)         (517,112)

      Cumulative foreign currency translation
      adjustment                                      (507,635)         (382,668)
                                                      --------          --------

      Total stockholders' equity                     3,360,154           559,149
                                                   -----------       -----------

      Minority Interest                                655,106           834,954
                                                   -----------       -----------

Total liabilities and stockholders' equity        $ 15,321,957       $ 9,073,025
                                                   -----------      ------------
                                                   -----------      ------------



See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                  Three months     Three months      Nine months        Nine months
                                                         ended            ended            ended               ended
                                                       June 30,         June 30,         June 30,            June 30,
                                                          1998             1997             1998                1997
                                                ---------------  ---------------  ---------------   ---------------
Total Revenues                                      $ 2,377,942         $884,024       $8,497,335        $2,881,321

Cost of sales                                          (862,984)        (503,864)      (4,826,392)       (1,673,521)
                                                    -----------      -----------      -----------       -----------

Gross profit                                          1,514,958          380,160        3,670,943         1,207,800

Selling, general and                                 (3,032,643)        (925,643)      (6,039,064)       (3,007,749)
administrative expenses
                                                    -----------      -----------      -----------       -----------

Loss from operations                                 (1,517,685)        (545,483)      (2,368,121)       (1,799,949)

Share of profits/losses of associated company           106,351         (332,621)         189,459          (644,258)

Interest income/(expense)                                (4,377)         (36,346)          12,578           (31,345)
                                                    -----------      -----------      -----------       -----------

Loss before income taxes                             (1,406,957)        (914,450)      (2,166,085)       (2,475,552)

Income taxes                                             49,050                0           49,050                 0
                                                    -----------      -----------      -----------       -----------

Net loss before preferred share dividends            (1,357,908)        (914,450)      (2,117,035)       (2,475,552)

Minority Interest                                       130,649                0          303,028                 0

Preferred share dividends                               (28,564)         (33,605)         (95,774)         (100,815)
                                                    -----------      -----------      -----------       -----------

Net loss after preferred share dividends             (1,255,823)        (948,055)      (1,909,781)       (2,576,367)

Loss per common share                                    $(0.07)          $(0.07)          $(0.12)           $(0.20)

Weighted average number of common                   17,866,476       13,878,792       15,928,331        13,065,605
shares outstanding
                                                    -----------      -----------      -----------       -----------




See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                     Nine months      Nine months
                                                                           ended            ended
                                                                         June 30,         June 30,
                                                                            1998             1997
                                                                 ---------------   ---------------
Cash flows from Operating Activities:
      - Net loss before preferred dividends                         $ (2,117,035)     $(2,475,552)

Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation and amortization                                    405,956           34,111
      - Amortization of deferred compensation                                  0          147,756
      - Provision for irrecoverable restaurant credits                   100,000           78,000
      - Share of losses/(gains) of affiliated company                   (189,459)         100,298

Changes in assets and liabilities:
      - Trade accounts payable                                           485,329          644,258
      - Accrued liabilities                                             (626,883)         418,105
      - Restaurant credits                                                69,924          249,955
      - Trade accounts receivable                                       (287,740)          57,137
      - Prepaid expenses and other current assets                       (653,026)          79,589
      - Deferred membership fees                                         (49,063)          36,605
      - Notes receivable                                                       0         (102,285)
                                                                     -----------      -----------
Net cash used in operating activities                                 (2,861,997)        (732,023)
                                                                     -----------      -----------
Cash flows from investing activities:
      - Receipts from/(payments to) related parties                      628,430          346,856
      - Disposals of property and equipment                              245,550                0
      - Investment in associated company                              (2,314,143)        (315,000)
      - Purchase of Logan Leisure                                       (897,455)               0
      - Purchase of Countdown                                                  0       (1,209,656)
      - Purchase of NHS option                                                 0         (142,946)
      - Advances made                                                    (32,666)               0
                                                                     -----------      -----------
Net cash used in investing activities                                 (2,370,284)      (1,320,746)
                                                                     -----------      -----------
Cash flows from financing activities:
      - Net proceeds received from issuance of
         common stock                                                  4,235,753        1,097,500
      - Payment of preferred share dividends                                   0          (78,526)
      - Bank credit line                                                (391,615)               0
      - Loan from related party                                                0        1,000,000
      - Loans from third parties                                       1,599,163                0
                                                                     -----------      -----------
Net cash (used in)/provided by financing activities                    5,443,301        2,018,974
                                                                     -----------      -----------

Effect of foreign currency on cash                                      (124,967)          13,534
Minority interest                                                        123,180
                                                                         -------      -----------
Net (decrease)/increase in cash and                                      209,233          (20,261)
cash equivalents

Cash and temporary cash investments at
beginning of period                                                      554,624           61,661
                                                                     -----------      -----------
Cash and temporary cash investments at
at end of period.                                                        763,857           41,400
                                                                     -----------      -----------
                                                                     -----------      -----------




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

         On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia), a company owned equally by the Company and TMAP, purchased 51% of the common stock of Nationwide Helpline Services Pty. Limited ("NHS"), an Australian company through a newly incorporated intermediary holding company. Transmedia Australia also agreed to purchase the remaining 49% of the common stock of NHS on or before June 30, 1998 with the right to extend such purchase to September 30, 1998 (Refer Note 9. "Investment in Affiliated Company").

         On May 14, 1998 the Company and TMAP purchased from Compass Trustees Limited 100% of the outstanding capital stock of Porkpine Limited ("Porkpine"). The transaction was consummated pursuant to an acquisition agreement dated May 14, 1998 between Compass Trustees Limited, the Company, TMAP and Gavin and Joanne Logan. The consideration paid totalled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and subsidiaries as of the date of completion (Refer Note 14. "Acquisitions" for further details).

         On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited, a company owned equally by the Company and TMAP acquired from Gisborne Travel Holdings Pty Limited ("Gisborne") 100% of the issued share capital of Breakaway Travel Club Pty Limited . The transaction was consummated pursuant to a Share Sale Agreement dated March 26, 1998 between Gisborne, Transmedia Australia Travel Holdings Pty Limited , Peter Guy Gisborne and Terence John Gill. The total consideration payable was Aus$375,000 (approximately $230,000). Such consideration was paid in cash. (Refer Note 14. "Acquisitions" for further details).

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1.  The Company (continued)


         As of June 30, 1998, the Company had the following equity interests in its direct subsidiaries and affiliates:


  Name                                        Country of Incorporation       % owned

  Transmedia Europe plc                            United Kingdom             100.0
  Transmedia UK plc                                United Kingdom             100.0
  Transmedia UK Inc.                               United States of America   100.0
  Transmedia Australia Holdings Pty Limited        Australia                   50.0
  Transmedia La Carte Restaurant S.A
  (`Transmedia France')                            France                      50.1
  Countdown Holdings plc                           United Kingdom              50.0
  Porkpine Ltd                                     Channel Islands             50.0
  Transmedia Australia Travel Holdings Pty Limited Australia                   50.0




         All references herein to "Company" and "TME" include Transmedia Europe Inc. and its subsidiaries unless otherwise indicated.

Note 2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and the changes in cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements comprise the financial statements of the Company and its subsidiaries including Countdown and Porkpine. The consolidated balance sheet includes the assets and liabilities of Countdown and Porkpine and the consolidated statement of operations includes the results of operations of Countdown and Porkpine notwithstanding that the Company's interest in the equity capital in each of Countdown and Porkpine is both 50%. This basis of presentation has been adopted because the Company has effective control of Countdown and Porkpine. All significant intercompany transactions have been eliminated in consolidation.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Basis of Presentation (continued)


         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and complete identified acquisitions. Management remains confident that based upon the Company's history of obtaining necessary financing, sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete the acquisitions.

Note 3. Foreign Currencies

         The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are the UK pound sterling, the Irish Punt, the French franc and the Australian dollar.

         For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. Consolidated statements of income for the Company's subsidiaries are translated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity .

         The average exchange rates during the three and nine months ended June 30, 1998 and March 31, 1997 and the exchange rates in effect at June 30, 1998 and September 30, 1997 were as follows:


                                                     UK Pound             French       Australian          Ireland
                                                   Sterling (L)           Franc          Dollar            Punt (L)
Average exchange rates
----------------------
3 months ended June 30, 1998                             1.6542           0.1663           0.6292            1.4067
3 months ended June 30, 1997                             1.6357           0.1730           0.7697            1.5257
9 months ended June 30, 1998                             1.6500           0.1665           0.6450            1.4100
9 months ended June 30, 1997                             1.6347           0.1817           0.7810            1.5884


Closing exchange rate
---------------------
September 30, 1997                                       1.6125           0.1685           0.7251            1.4545
June 30, 1998                                            1.6697           0.1654           0.6211            1.3994



                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 4. Income taxes

         The Company adopts Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which recognizes (a) the amount of taxes payable or refundable in the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statements or tax returns.

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


Note 6.  Revenues

         Revenues comprise:

         (i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and cardholders' membership fees.

         (ii) Countdown cardholders' membership fees and Countdown voucher sales.

         (iii) Countdown license fees from licensees

         Membership fees and Countdown license fees are recognised as revenue in equal monthly instalments over the membership/license period.


Note 7. License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the License Costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as of June 30, 1998.

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


Note 9. Investment in Affiliated Company

         Investment in affiliated company of $4,509,769 comprises the Company's interest in Transmedia Australia and Transmedia Australia Travel Holdings Pty Limited which are made up as follows:


                                                                     June 30,          September  30,
                                                                         1998                    1997
                                                                         ----                    ----
         Transmedia Australia
         --------------------

         Cost of investment                                       $ 4,193,562           $           0
         Share of profits                                             184,631
                                                                 ------------            ------------
                                                                 $  4,378,193           $           0
                                                                 ------------            ------------
                                                                 ------------            ------------
         Transmedia Australia Travel Holdings Pty Limited
         ------------------------------------------------

         Cost of investment                                        $  126,748           $           0
         Share of profits                                               4,828
                                                                 ------------            ------------
                                                                   $  131,576           $           0
                                                                 ------------            ------------
                                                                 ------------            ------------



                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 9. Investment in Affiliated Company (continued)

         On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TMAP, purchased 51% of the common stock of NHS, through a newly incorporated intermediary holding company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$10,000,000 (approximately $7,150,000 as at December 2, 1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation until September 30, 1998 by paying interest at 5% per annum ("Balance Obligation"). Transmedia Australia has exercised the extension right and accordingly the Balance Obligation, including interest thereon, is now payable on September 30. If Transmedia Australia fails to make such payments all amounts paid are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to its former owners for nil consideration.


         The total consideration for the 51% interest in NHS was allocated by the sellers as follows. Aus$6,000,000 for the equity capital of NHS and Aus$4,000,000 in sign-on fees payable to the former principals of NHS. As originally structured the Aus$10,000,000 was to be advanced to Transmedia Australia by the Company and TMAP as follows:

         Equity Capital Element:

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



         The deposit was advanced to Transmedia Australia and paid to the sellers in June, 1997. The first instalment of Aus$2,800,000 was paid in December 1997, 50% in cash and the balance by the issuance of 500,000 of the common stock of each of the Company and TMAP (valued at the then market price). The second instalment payment date was extended as provided by the terms of the agreement until May 1, 1998 and was paid on that date along with interest of Aus$34,781.


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


                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 9. Investment in Affiliated Company (continued)

         The first instalment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until May 1, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was settled by a promissory note in the sum of Aus$546,429 payable on June 30, 1998. As of the date hereof Aus$193,422 has been paid against such promissory note, leaving a balance outstanding of Aus$353,007 together with accrued interest. The Aus$1,250,000 due on May 1, 1998 was paid together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The promissory note payable on June 30, 1998 bears interest at 10% per annum. The second instalment was due for payment on June 30, 1998 but has been deferred until September 30, 1998.


         On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited a company owned equally by the Company and TMAP, acquired from Gisborne Travel Holdings Pty Limited ("Gisborne") 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). The transaction was consummated pursuant to a Share Sale Agreement (the "Agreement") dated March 26, 1998 between Gisborne, Transmedia Australia Travel Holdings Pty Limited, Peter Guy Gisborne and Terence John Gill. The total consideration paid was Aus$375,000 (approximately $230,000), such consideration was paid in cash.


Note 10. Intangible assets

         Intangible assets consist of the cost of the Transmedia License, net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations on October 1, 1993. The carrying value of the Transmedia License is made up as follows:


         Cost

         Balance as of September 30, 1997                             $    2,371,284
         Additions                                                                 0
                                                                         -----------
         Balance as of June 30, 1998                                       2,371,284
                                                                         -----------

         Amortization

         Balance as of September 30, 1997                                    523,858
         Charge for period                                                   131,912
                                                                         -----------
         Balance as of June 30, 1998                                         655,770
                                                                         -----------

         Net Intangible assets                                         $   1,715,514
                                                                         -----------


                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 11. Goodwill


         The Company recognises the excess of the purchase price paid over the fair value of net assets acquired in connection with its acquisitions as goodwill. Goodwill arising on acquisitions is being amortized on a straight line basis usually over a period of fifteen years and is made up as follows:

         Cost

         Balance as of September 30, 1997                             $    3,495,970
         Additions                                                           869,028
                                                                         -----------
         Balance as of June 30, 1998                                       4,364,998
                                                                         -----------
         Amortization

         Balance as of September 30, 1997                                    145,970
         Charge for period                                                   182,258
                                                                         -----------
         Balance as of June 30, 1998                                         328,228
                                                                         -----------
         Net book value                                                 $  4,036,770
                                                                         -----------




Note 12. Notes Payable

         On April 29, 1998 the Company engaged in a private placement of securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three L250,000 (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one L200,000 (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the L250,000 promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the L200,000 promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 13. Stockholders Equity

         On August 7, 1997 the Company commenced a private placement (the "Placement") of up to 1,250,000 shares of common stock at a price of $1.00 per share. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. On November 17, 1997 the number of shares in the Placement was increased from 1,250,000 to 1,750,000. The Placement closed on December 31, 1997 upon the sale of 1,472,095 shares resulting in gross proceeds to the company of $1,472,095. For every three shares sold subscribers received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.00 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years. In addition, in consideration of their agreement to purchase, on a standby basis, a number of shares in the Placement, certain holders of preferred stock of the Company were granted three-year warrants to purchase an aggregate of 327, 656 shares of Common Stock of the Company at an exercise price of $1.00 per share.

         On February 1, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock of the Company resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

Note 14. Acquisitions

         On May 14, 1998 the Company and TMAP purchased from Compass Trustees Limited 100% of the outstanding capital stock of Porkpine Limited ("Porkpine"). The Company and TMAP each acquired 50% of the outstanding capital stock of Porkpine. The acquisition was completed on May 15, 1998.

         The transaction was consummated pursuant to an acquisition agreement (the "Agreement") dated May 14, 1998 between Compass Trustees Limited, the Company, TMAP and Gavin and Joanne Logan. The consideration paid totalled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and subsidiaries as of the date of acquisition. The net current assets as of the date of acquisition were $33,627 (approximately $20,526). The consideration paid on consumation was as follows:


                                    Company    TMAP            Total
         Pounds Sterling

         Cash                       330,000   330,000     660,000
         Shares of common stock:
         Company -225,000 shares    200,000   200,000     400,000
         TMAP - 225,000 shares      200,000   200,000     400,000
                                    -------   -------   ---------
         Total                      530,000   530,000   1,060,000
                                    -------   -------   ---------
                                    -------   -------   ---------


                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 14. Acquisitions (continued)


         The Company has previously described the terms of a letter of intent to acquire a privately owned corporation engaged in a business complimentary to that of the Company for approximately $8,500,000 of which the Company would be responsible for one half ($4,250,000). The terms of the letter of intent were revised on April 30, 1998 and again on July 29, 1998. Under the revised terms the Company and TMAP have agreed to a purchase price of $9,100,000, represented by 300,000 shares of the Company's common stock plus 300,000 shares of TMAP plus a number of shares at closing equal to $600,000 in value plus cash of $7,900,000. In addition the sellers will receive earn out payments over a five year period if predetermined threshold profit levels are achieved. To date the Company and TMAP have made cash payments of $650,000 and each have issued 100,000 shares of common stock all of which will not be recovered if the transaction does not close. In addition, Edward J Guinan III, Chairman of the Company and TMAP, has pledged 300,000 shares of each of the Company and TMAP owned by him, which shares will be replaced by new shares issued by the Company and TMAP if the transaction closes.


         On January 9, 1998, the Company and TMAP entered into an agreement in principle to purchase 85% of the issued and outstanding common stock of Network America Inc. ("NAI"), a Texas corporation for a total consideration $400,000 payable in cash ($200,000 each) and an undertaking from the Company and TMAP to fund NAI's working capital requirements over an eighteen month period by way a monthly loan advance of $55,555 in total ($27,777 each) an aggregate of $1,000,000 over the eighteen month period, commencing April 1, 1998. The Company and TMAP advanced the purchase consideration and the April working capital instalment against a series of secured promissory notes. The acquisition was due to complete on April 24, 1998. However, based upon developments at NAI the Company and TMAP abandoned the acquisition and commenced legal proceedings against NAI to recover the total sums advanced of $447,000. In July 1998 the Company and TMAP recovered $469,000, being the full amount of the moneys advanced and $22,000 as a contribution to the costs of the action.


         On June 30, 1998 the Company and TMAP entered into an agreement in principle to purchase 100% of the issued and outstanding capital of AwardTrack ("AT"), a Californian corporation, for a total consideration comprised of two elements, a fixed element and a contingent element. The fixed element comprises 500,000 shares of common stock of each of the Company and TMAP, to be delivered at Completion. The contingent element will comprise 250,000 shares of each of the Company and TMAP. These shares will be issued to AT against achievement of to be agreed performance criteria prior to Completion of the acquisition.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 15. Related party transactions

         The net amounts due from/(to) related parties consist of the following:

                                June 30,    30 September,
                                    1998            1997
                                --------    -------------
Amounts due from:
-----------------

International Advance Inc       $  230,237   $   86,401
Conestoga                          172,910            0
                                ----------   ----------
                                   403,147       86,401

Amounts due to:
---------------

E Guinan III                       152,167       17,831
Transmedia Asia Pacific, Inc.      954,481      254,134
J V Vittoria                     1,151,891    1,061,479
TMNI                             1,032,478    1,012,397
                                ----------   ----------

                                $3,291,017   $2,345,841
                                ----------   ----------



       The Company has, effective January 16, 1998 accepted the resignation of Christopher Radbone as a director of the Company and its subsidiary Countdown plc. Contemporaneously with such resignation, Countdown plc has agreed to release Mr. Radbone from his service contract, and Mr. Radbone has agreed to grant an option to Edward J. Guinan III, Chairman of the Company, at a value of $1 per share to purchase the shares of Common Stock of the Company held by him.

       As previously reported Mr Guinan used the proceeds (L293,753) from the sale of part of his shareholdings in the Company and TMAP to make a payment of L115,000 on account to the UK Inland Revenue against tax liabilities and deposit L78,753 in escrow against any on-going tax liabilities. Of the balance of L100,000 the Company and Mr Guinan agreed that Mr Guinan would loan UKL90,000 ($148,899) to the Company to replace a bank guarantee previously provided by Mr Radbone.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 16. Commitments and Contingencies


         Transmedia Australia

         The Company is committed, jointly with its affiliate TMAP through Transmedia Australia, to purchase the balance of the equity capital of NHS for Aus$2,500,000 on September 30, 1998 together with accrued interest at 5% per annum from July 1, 1998. If Transmedia Australia fails to make such payment, all amounts paid to date are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to the former owners.

         Management fully intends to acquire the balance of 49% of the equity capital of NHS. However no assurance can be given that management will have the necessary funds available for it to acquire the balance.

         The Company is also committed to pay sign-on fees of Aus$2,000,000 on September 30, 1998 and to repay a promissory note in the sum of Aus$353,007 together with accrued interest. (Refer Note 14 "Acquisitions" for further details)


Transmedia France

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

         The transaction was not completed as contemplated on January 31, 1998. However, as of the date hereof negotiations to purchase such minority interests are at an advanced stage. When, and if completed, the Company's equity interest in Transmedia France will increase from 51.1% to 90% of the issued share capital of that company.



         Legal proceedings

         In the opinion of management there are no lawsuits or claims pending against the Company.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 17. Subsequent Events

         On July 2, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note payable on January 5,1999 and resulted in net proceeds of $2,926,588 to the Company after deduction of arrangement fees. These funds were raised to meet the working capital requirements of the Company.

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

The future success of the Company is dependent upon its ability to increase its membership base and broaden the range of member benefit programs offered. The acquisition, with Transmedia Asia Pacific, Inc ("TMAP"), of Countdown Holdings plc and 51% of the issued and outstanding share capital of Nationwide Helpline Services ("NHS") has enabled the Company to commence implementation of its strategy to create a broader based international member benefits business.

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

The Company recorded significant losses in its fiscal year ended September 30, 1997 and in prior years. Such losses, current year losses and the Company's acquisition and expansion program to date have been funded by the sale of equity securities and loan finance. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and expansion plans. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete such acquisitions. In addition there can be no assurance as to the acceptability of the terms of any future financing.

Results of Operations

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

The Company generated revenues of $ 2,377,942 (1997: $ 884,024) for the three months ended June 30, 1998, an increase of 169.0% over the corresponding period in 1997. This increase in revenues is due to the Countdown ($1,554,648) and Logan Leisure ($17,212) acquisitions and Transmedia France ($65,122) being consolidated in 1998 but not in fiscal 1997. Revenues generated by pre-existing operations totalled $ 741,111, a decrease of 16.2% compared to the corresponding period in 1997. This decrease is due to a refocusing and rationalisation of the participating restaurant base to remove low-usage participants.

Cost of sales totalled $ 862,984 (1997: $ 503,864) for the three months ended June 30, 1998, generating a gross profit percentage of 64.0% (1997: 43.0%). This increase in gross profit percentage is due primarily to the impact of the higher margin Countdown business which achieved a gross profit of 70.0% in the three months ended June 30, 1998. Additionally Transmedia France and pre-existing operations achieved strong gross profit of 58.7% and 52.2% respectively.


Selling, general and administrative expenses, for the three months ended June 30, 1998 were $3,032,643, an increase of 227.6% or $2,107,000 as compared to the corresponding period in 1997. Selling, general and administrative expenses for Countdown, Transmedia France and Logan accounted for $1,437,204 of this increase. Selling, general and administrative expenses incurred by pre-existing operations and head office totalled $ 1,595,439 a 72.3% ($669,796) increase as compared to the corresponding period in 1997. This increase is primarily due to increased legal and professional fees and additional head office staff.

The Company's share of profits/(losses) of associated companies was $106,351 (1997: $(332,621) for the three months ended June 30, 1998. The 1997 associated company losses comprise Transmedia France which is now fully consolidated. The 1998 associated company profits were generated by the Company's investment in NHS and Breakaway Travel.

Minority interest comprises 49.9% of Transmedia France and 50% of Countdown.

Nine months ended June 30, 1998 compared to Nine months ended June 30, 1997

The Company generated revenues of $ 8,497,335 (1997: $ 2,881,321) for the nine months ended June 30, 1998, an increase of 194.9% on the corresponding period in 1997. This increase is due to the inclusion of Countdown ($5,847,220), Logan Leisure ($17,212) and Transmedia France ($283,191) for the first time. Revenues generated by pre-existing operations totalled $2,349,713, a decrease of 18.5% from the corresponding period in 1997. This decrease is due to a refocusing and rationalisation of the participating restaurant base to remove low-usage participants.

Cost of sales totalled $4,826,392 (1997: $1,673,521) for the nine months ended June 30 generating a gross profit percentage of 43.0% (1997: 41.9%). Gross profit percentages for Countdown, Logan Leisure and and Transmedia France were 43.0%, 16.2% and 52.8% respectively. The gross profit percentage achieved by pre-existing operations was 43.5%.

Gross profit at Countdown was adversely affected in the six months to March 31, 1998 by the level of low margin (2% approximately) voucher sales. Voucher sales in the third quarter were restricted to $605,254 a decrease of $866,688 as compared to the quarter ended March 31, 1998.

Selling, general and administrative expenses totalled $6,039,064 (1997:$3,007,749), for the nine months ended June 30, 1998, an increase of 100.0% or $3,031,315 on the corresponding period in 1997. Selling, general and administrative expenses for Countdown, Logan Leisure and Transmedia France totalled $3,311,237 which were partially offset by a 9.3% decrease ($279,922) in such costs in pre-existing operations as compared to the corresponding period in 1997. This reduction is primarily due to an overall fall in professional fees in 1998, despite the increase in the June quarter.

The Company's share of profits/(losses) of associated companies was $189,459 (1997: $(644,258)) for the nine months ended June 30, 1998. The 1997 associated company losses relate to Transmedia France which is now fully consolidated. The 1998 profits relate to the Company's investment in NHS and Breakaway.

Minority interest comprises 49.9% of Transmedia France and 50% of Countdown.

Liquidity and Capital Resources


The Company's audited financial statements for the year ended September 30, 1997 recorded losses for the year then ended of $3,746,248, which, when taken with prior year results, recorded an accumulated deficit of $10,655,176 as of September 30, 1997.

During the nine months ended June 30, 1998 the Company recorded further losses of $1,909,781 resulting in net cash outflows from operating activities of $2,861,997 compared to $732,023 for the corresponding period in 1997. During the period the Company relied on net revenues and the net proceeds of equity and debt placements to fund its operating needs. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements.

Additionally the Company is committed to funding a number of business acquisitions, increasing its investments in Transmedia France and its investment in NHS through Transmedia Australia, as described in Notes 14 and 16 to the unaudited consolidated financial statements for the quarter ended June 30, 1998.

In the quarter to June 30, 1998 the Company received net proceeds of $1.5 million from the private placement of 1,200,000 shares of common stock. To supplement the funding of its operations and its acquisition program, the Company also obtained net cash proceeds from short term loans of approximately $1,567,750 from unaffiliated third parties (Refer Note 12 to the unaudited consolidated financial statements).

The Company will require capital infusions in order to complete its acquisition commitments and meet the funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to operate in the foreseeable future and complete its investments and committed acquisitions. However there can be no assurance given that the Company will be able to obtain such funding. In addition there can be no assurance as to the acceptability of the terms of any future financing.



Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation. Individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverage sold. However, the Company has no basis on which to project seasonal effects, if any, to its business as a whole.


Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues will be made in the Company's annual report on Form 10-K for the year ending September 30, 1998.

                           PART II: OTHER INFORMATION



Item 6   Exhibits and Reports on Forms 8-K

         (A) Exhibits filed herewith:

             None

         (B) Forms 8-K filed during quarter

             Form 8K - Filed June 5, 1998 - Breakaway Travel Club acquisition
             Form 8K/A - Amendment No.1 to Form 8K filed June 5, 1998 - Filed July 31, 1998

             Form 8K - Filed May 29, 1998 - Logan Leisure acquisition Form 8K/A - Amendment No.1 to Form 8K filed May 29, 1998 - Filed July 31, 1998






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA EUROPE, INC.




By: /s/ Paul Harrison
---------------------
Paul Harrison
President and Chief Financial Officer