Form 10-K
period 1998-09-30
TRANSMEDIA EUROPE INC
filed 1999-08-09
CIK 906908

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______________TO_________________

                         COMMISSION FILE NUMBER 0-24404

                             TRANSMEDIA EUROPE, INC.
                             -----------------------
             (exact name of registrant as specified in its charter)

             Delaware                                      13-3701141
             --------                                      ----------
  (State or other jurisdiction of                           (I.R.S.
   incorporation of organization)                      Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                 -----------------------------------------------
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: U.K. 011-44-171-930-0706

           Securities registered pursuant to Section 12(b) of the Act

                    Common Stock, par value $.00001 per share
                    -----------------------------------------
                                (Title of class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                  Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 21, 1999 was $14,523,389 based upon the closing price of a share of Common Stock on OTC Electronic Bulletin Board on that date.

          Number of shares outstanding of the Registrant's Common Stock as of July 21, 1999 was 28,350,177

                    Documents incorporated by reference: None

                             Transmedia Europe, Inc.

                 Form 10-K for the year ended September 30, 1998

                                      Index

                                                                           Page

PART I

        Item 1.       Business                                                3
        Item 2.       Properties                                             17
        Item 3.       Legal Proceedings                                      17
        Item 4.       Submission of Matters to a Vote of
                      Security Holders                                       17

PART II

        Item 5.       Market for Registrant's Common Stock and
                      Related Stockholder Matters                            18
        Item 6.       Selected Financial Data                                19
        Item 7.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    20
        Item 7A.      Quantitative and Qualitative Disclosure
                      About Market Risk                                      26
        Item 8.       Financial Statements and Supplementary Data            27
        Item 9.       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    27

PART III

        Item 10.      Directors and Executive Officers of the Registrant     28
        Item 11.      Executive Compensation                                 29
        Item 12.      Security Ownership of Certain Beneficial
                      Owners and Management                                  32
        Item 13.      Certain Relationships and Related Transactions         33
        Item 14.      Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                    34

Signatures                                                                   35

This Annual Report on Form 10-K and the documents incorporated herein contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate", "plan," "intend," "believe", "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

History

Transmedia Europe, Inc. ("TME" or "the Company") was incorporated under the laws of the state of Delaware in February 1993. On May 19, 1993 the Company acquired, from Conestoga Partners, Inc. ("Conestoga"), the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network") an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company. The rights acquired, pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992, as amended April 12, and August 11, 1993 were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network to establish and operate a discount restaurant charge card business in substantially all countries of Europe, Turkey and other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics (the "Licensed Territories").

The Company commenced business operations in the United Kingdom in January 1994 and in France in March 1996. TMAP commenced operations in Sydney, Australia in November 1994.

Network, from whose affiliate, TMNI, the License was granted and on whose business the Company's restaurant charge card operations are modeled, is a publicly traded company operating in the United States both directly and indirectly through licensees and franchisees. Pursuant to the terms of the License the Company is authorized to engage in the restaurant charge card business within the Licensed Territories in the same manner that Network operates in the United States. Under the License Agreement the Company must pay royalties to Network and certain changes in key executives and principal shareholdings in the Company require the prior written approval of Network. The Company's restaurant cardholders and cardholders of Network and its franchisees can use the restaurant card in all territories covered by the Company, Network and its franchisees. The Company realizes all financial benefits from restaurant card usage within the Licensed Territories but no financial benefit from usage outside the Licensed Territories.

Network was issued 496,284 shares of common stock, par value $.00001 per share ("Common Stock") of the Company, as part consideration for the License and has the right to designate one director to the Board of Directors of the Company. To date Network has not exercised its right to designate a director.

The Company has worked closely with Transmedia Asia Pacific, Inc. ("TMAP") since inception. The Company and TMAP have the same directors and officers. For an initial period post incorporation they also shared common shareholders but now have certain shareholders in common. Edward J. Guinan III is Chairman and Chief Executive Officer of the Company and TMAP, as well as a principal shareholder in each. TMAP acquired a similar license to that of the Company to operate a discount restaurant charge card business in Asia and other Pacific Rim countries.

Through 1996 the Company operated a discount restaurant charge card business in the United Kingdom through its wholly owned subsidiary Transmedia UK Limited. In late 1996 management identified the need to expand the Company's operations to become a broader based "member benefits" provider, believing that the Company needed a range of benefits to offer its corporate clients and individual members, in addition to discount dining. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. At the same time TMAP made a similar strategic decision and as a result the Company and TMAP decided to work together in expanding their business operations. In April 1997 they jointly acquired Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. See "Countdown". In December 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned jointly by the Company and TMAP, jointly purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. See "Nationwide Helpline Services".

The close collaboration between the Company and TMAP has continued and on May 14, 1998 they jointly acquired Logan Leisure, a business which produces and sells discount shopping and services directories. See "Logan Leisure". On May 22, 1998 the Company and TMAP jointly acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway, which is based in Sydney Australia, is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. See "Breakaway". On June 15, 1999 the Company and TMAP jointly acquired DSS Direct Connect, L.L.C. a marketer and full-service installer of DirecTV. See "DBS Direct"

In light of the close collaboration between the Company and TMAP since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, Logan Leisure and Breakaway Travel, management of the Company and TMAP have been assessing the rationale for maintaining two separate corporate entities. Management believes that keeping the two companies distinct and separate is no longer appropriate or advantageous to shareholders and therefore announced its intention to pursue a merger of the two companies. In concluding that a merger is in the best interests of both the Company and TMAP, management considered several factors including the confusion of having two separate stock quotes for essentially the same business (operating in different geographical regions), the opportunity to reduce corporate overhead and to increase operating efficiency. The proposed merger is subject to approval by the respective Boards of Directors of the Company and TMAP, fairness opinions by independent investment advisers and the approval of shareholders of both companies.

Transmedia Restaurant Charge Card

The restaurant charge card business operates under the rights acquired pursuant to the License Agreement with TMNI. As of September 30, 1998, the Company had approximately 175 (1997:

274) Company Participating Restaurants and approximately 29,048 (1997: 36,800) Cardholders in the United Kingdom. In addition to operating in the UK, the Company also operated a restaurant card business in France through December 31, 1998. See "Transmedia France".

The restaurant card is a charge card used by a cardholder in lieu of a major credit card to pay for purchases at participating restaurants. Using the restaurant card for such purchases entitles the cardholder to a 25% discount on the food and beverage element of purchases made at participating restaurants (i.e. the total purchase price excluding taxes and service). The restaurant card charges are collected from a major credit card nominated by the cardholder when the restaurant card is first issued.

The restaurant charge card business operates as follows:

o The Company identifies restaurants suitable to participate in the program and negotiates an agreement pursuant to which they agree to become participating restaurants ("Participating Restaurants").

o The Company advances cash ("Restaurant Credits") to such Participating Restaurants.

o An individual becomes a cardholder ("Cardholder") by completing an application at which time they nominate a major credit card through which charges incurred against the restaurant charge card will be recovered.

o Restaurant Credits entitle the Company to food and beverage at twice the value of the Restaurant Credit referred to as "Food and Beverage Credits". In effect the Company purchases food and beverage in advance at a 50% discount for its cardholders.

o The Company recovers Food and Beverage Credits when food and beverage is purchased at full retail value at Participating Restaurants by Cardholders using their restaurant card.

o As food and beverage is purchased by Cardholders the Food and Beverage Credits outstanding are reduced by the retail value of such purchases and the Restaurant Credits outstanding are reduced by one-half of such Food and Beverage Credits used. The Company recovers the total value of the purchase made from the Cardholder's major credit card.

o The Company pays over to the Participating Restaurant the tax and service elements of the total purchase.

o The Cardholder receives a credit equal to 25% of the value of the food and beverage purchased.

o     The Company retains the balance.

o The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 1.3875% of Food and Beverage Credits used as sales commissions.

o The total charge is listed on the cardholder's major credit card statement along with a separate credit equal to 25% of the value of food and beverage purchased at the Participating Restaurant.

o The Company maintains a current record of the amount of Food and Beverage Credits outstanding at each Participating Restaurant.

The following is an illustration of a hypothetical transaction by a Cardholder at a Participating Restaurant.

A commissioned sales representative, recruits Restaurant A (a full service restaurant operating in London) as a Participating Restaurant. The Company advances 3,000 pounds sterling to Restaurant A in Restaurant Credits. This advance entitles the Company to collect the proceeds from the sale of 6,000 pounds sterling of food and beverage purchased by cardholders using their restaurant cards at Restaurant A. John Smith, a Cardholder, purchases a meal at Restaurant A and pays the 100 pounds sterling check (consisting of 80 pounds sterling for food and beverage and 20 pounds sterling in taxes and tip) using his Restaurant Card. Mr Smith presents his Restaurant

Card which is accepted by Restaurant A. Restaurant A delivers the Restaurant Card receipt for Mr Smith's meal to the Company for processing. The Company recovers the 100 pounds sterling value of the purchase from Mr. Smith's nominated major credit card.

The allocation of the hypothetical 100 pounds sterling check can be summarized as follows:

Name                  Amount        Explanation of Allocation
                (pounds sterling)

Mr. Smith             20.00         25% of food and beverage element of check

Restaurant A          20.00         Tip and taxes element of check

TMNI                   1.60         2% royalty fee

Company               58.40         100 pounds sterling net of above payments

The Company will use 40 pounds sterling of its net proceeds to reduce the value of the Restaurant Credit at Restaurant A (i.e. 50% of 100 pounds sterling less 20 pounds sterling tip and taxes). The balance of 18.40 pounds sterling is retained by the Company as gross profit. In addition, the Company will typically pay a sales commission of 1.11 pounds sterling (i.e. 1.3875% of the food and beverage element of the check less the cardholders discount) in the above transaction to its sales representative.

Countdown

In April 1997, the Company acquired 50% of the equity capital of Countdown, an international provider of membership based discount shopping services. The remaining 50% was simultaneously purchased by TMAP. See "Acquisitions - Countdown". Although TMAP has significant influence over the operating and financial decisions of Countdown, the Company has effective control over the operations of Countdown. Accordingly, Countdown's operations are consolidated in the financial statements of the Company.

The Countdown business was established in 1970. Its primary business operations are located in the United Kingdom. Additionally, Countdown has appointed licensees who operate in nine countries around the world. The Countdown business is primarily a membership based business which arranges discounts with major suppliers of goods and services for its members. Countdown has approximately 6.5 million members and over 100,000 participating merchants in 39 countries.

Countdown markets membership on a retail and wholesale basis. Retail marketing involves selling membership to individuals. Memberships sold on this basis represent a small portion of total membership. Members pay an annual membership fee, currently approximately $83, which entitles them to a Countdown card valid for one year. Members present their Countdown card at the point of sale when making purchases from participating merchants. Presentation of the Countdown card entitles the cardholder to a discount, at the time of purchase, of between 5% and 50% off the merchant's normal selling price. When members receive their Countdown card they also receive a directory of participating merchants. Directories are prepared on a geographical basis thereby enabling Countdown to supply a directory of participating merchants to cardholders specific to the geographical area in which the cardholder lives.

Wholesale membership marketing involves the sale of membership packages to corporations, professional organizations, trade unions, etc. In the case of wholesale marketing, the group or organization purchases membership for its own members or employees. Such members or employees receive a Countdown card and a directory for use as in the case of individual membership described above. The annual fee charged on a wholesale basis is typically 5% or less of the individual annual membership fee.

Countdown has, over a number of years, attracted over 100,000 participating merchants worldwide from over 45 different retail categories including clothing, household goods and leisure goods and services. Countdown does not pay or receive any fee or royalty to or from participating merchants Countdown benefits from merchant participation by being able to offer a wider range of discount opportunities to its members. Participating merchants are carefully selected and benefit by attracting incremental business.

Countdown also operates a voucher system with participating merchants and others. This segment of the business involves Countdown's purchase of vouchers from major retailers which can be used to pay for goods and services at such major retailer's outlets. Countdown sells such vouchers to its members who can use the vouchers at face value to make purchases from the issuing retailer. These vouchers are typically sold by Countdown to its members at a discount from face value of approximately 5% - 10%.

Countdown Arcade

In November 1998 Countdown launched an internet shopping program, Countdown Arcade. Management believes that the internet is key to the future development and growth of the Countdown business. Management further believes that the Countdown Arcade will become a full online international shopping web site offering a broad range of merchandise and services at discounted prices. The Countdown Arcade will utilize existing relationships between Countdown and its participating merchant base numbering over 100,000 worldwide. The Countdown Arcade, can be found at http://www.countdownarcade.com. As of the date hereof, the Countdown Arcade offers the ability to purchase over the internet a range of consumer products from UK suppliers.

New products and services are expected to be added continuously. In addition, members will have the ability to search for merchandise on a country by country basis through a Countdown Arcade link to the Countdown database of participating merchants outside the UK.

The Countdown Arcade is available to both members and non-members of the Countdown program. However, while non-members may make purchases, they cannot take advantage of the discounts offered unless they become a Countdown member, which they can do over the internet at any time.

In February 1999 Countdown launched a Free Internet Access service in the United Kingdom. The service was designed, and will be delivered, in collaboration with Madhouse Net, a UK based internet service provider. Initially the service will be marketed to the Countdown membership base in the United Kingdom totaling approximately 3 million. In addition, Countdown plans to market the service to a number of its corporate clients and will be distributing free software CDs through its 25,000 merchants in the United Kingdom. Countdown will receive a percentage of the telephone connect revenue from all new accounts generated and is expected to further benefit from users of the service being hot-linked to the Countdown Arcade.

Management believes that Countdown's move into e-commerce will generate new revenues from transaction commissions on products and services sold, as well as advertising revenues from corporate sponsors. There can be no assurance, however, that this new business will be profitable.

Nationwide Helpline Services

On December 2, 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), an Australian company owned equally by the Company and TMAP, purchased 51% of the shares of common stock of NHS. NHS purchased the net assets and business of Nationwide. Nationwide, established in 1989, is an Australian based provider of "member benefit" programs primarily offered to organizations with large consumer bases such as banks and insurance companies. Although the Company has significant influence over the operating and financial decisions of Transmedia Australia, TMAP has effective control over the operations of Transmedia Australia. Accordingly, Transmedia Australia's operations are accounted for under the equity method in the financial statements of the Company. Transmedia Australia also acquired an option to purchase the balance of 49% of the shares of common stock of NHS, which shares were purchased on November 17, 1998. See "Acquisitions - NHS".

The NHS member benefit programs consist primarily of telephone helpline services, credit card registration, travel products and international medical case management and repatriation services. The NHS telephone helpline services include telephone advice lines covering legal, tax and accounting issues together with medical and home emergency issues. Travel products, offered through Teletravel, include the sale of packaged vacations, airline tickets, hotel accommodation and travel related products such as insurance. Finally, NHS through a wholly owned subsidiary, IMAN, provides international medical case management and repatriation services for travelers to a number of major insurance companies.

NHS sells its member benefit programs on a wholesale basis to a wide range of corporations who typically brand the services under their own name. The programs offered by NHS enable it's corporate clients to provide additional benefits to their own customer base. NHS has approximately five million members.

Telephone Helpline Services

The Telephone Helpline Services business operates through NHS's retention of the services of outside lawyers, accountants and others ("Service Providers") to provide free advice to its members over the telephone. NHS pays a retainer to such Service Providers in return for their being available to provide advice to members. In addition to the retainer, Service Providers hope to benefit by securing new clients when a member requires assistance beyond the initial telephone advice. Members are recruited through NHS's sale of its Telephone Helpline Services to corporations such as banks and insurance companies who make it available to their customers as a benefit of being a customer. NHS contracts to provide the Telephone Helpline Services to its corporate clients for a period of 1 to 3 years. Such corporations benefit by retaining existing customers and/or gaining new customers through offering a product not offered by their competitors. NHS charges client corporations an annual fee per customer. In order to provide the Telephone Helpline Services NHS operates a 24-hour call center. The call center receives calls from members and then redirects the call to the appropriate Service Provider. Members are given a unique telephone number for each category of help/advice offered. Such unique telephone numbers are different for each corporate client enabling the call center to answer member calls as the corporate client's helpline service. Members may use the service as often as necessary and can be connected to the same advisor each time they call if a matter is on going. The range of help/advice offered is broad, covering all types of legal, tax and accounting issues that members may encounter in their daily lives. In addition, NHS offers a 24 hour medical triage service and help and advice on a broad range of other issues from home emergency, home maintenance and security to credit card registration, social security advice, stress and bereavement helplines.

Teletravel

Teletravel is a telephone based travel agency offering a full range of travel services such as airline tickets, packaged tours, hotel accommodation, auto rental and other travel related products such as insurance. The Teletravel business was established to enable NHS to offer travel products to its corporate clients, in particular those clients who purchase NHS products and services on a co-branded basis. Teletravel employs its own travel agents who operate a call center located in Sydney, Australia. Teletravel does not operate any travel shops for consumers to utilize on a walk-in basis. Instead the business is entirely telephone based whereby customers call the Teletravel call center where an experienced travel consultant offers help and advice to the traveler and then confirms the customers booking. Consumers may pay by check, credit card or money order. When payment is received tickets and itineraries are forwarded to the customer. Teletravel generates revenues from commissions received from airlines and travel product providers. Teletravel believes it enjoys an economic advantage over traditional travel agents who have to bear the costs associated with their retail outlets.

IMAN

IMAN was established in 1980 as a telephone doctor service operating throughout Asia and developed a particular expertise in assisting tropical travelers. In 1995 IMAN was acquired by Nationwide. Today, IMAN provides international medical case management and repatriation services for travelers. IMAN has established an international network of doctors, nurses and medical advisors who are available to assist travelers who require medical assistance while abroad. The service extends to repatriation in cases where the traveler must return home to receive treatment. The IMAN product is sold to a number of major insurance companies who incorporate the services of IMAN within their travel insurance coverage.

Logan Leisure

On May 14, 1998 the Company and TMAP purchased from Compass Trustees Limited all of the outstanding shares of capital stock of Porkpine Limited ("Porkpine"). The Company and TMAP each acquired 50% of the outstanding capital stock of Porkpine. See "Acquisitions - Logan Leisure". Although TMAP has significant influence over the operating and financial decisions of Porkpine, the Company has effective control over the operations of Porkpine. Accordingly, Porkpine's operations are consolidated in the financial statements of the Company.

Porkpine, through its wholly owned subsidiaries Letville Holdings Limited ("Letville") and Floracourt Marketing Limited ("Floracourt"), operates two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Porkpine trades as Logan Leisure ("LL"). LL was established in 1989 and is based in Belfast, Northern Ireland. Letville is an intermediary holding company which owns Floracourt. Floracourt trades as Logan Leisure & Entertainment ("LLE"). LLE is based in Dublin in the Republic of Ireland and commenced operations in 1992. Both LL and LLE produce and sell books of vouchers ("Voucher Directories") which entitle the holder to discounts and savings on a range of products and services including hotel accommodation, restaurants, golf clubs and general merchandise. LL and LLE negotiate discounts from a range of suppliers of goods and services who agree to the inclusion of a voucher representing such discount in the LL and LLE Voucher Directory. Voucher Directories are produced annually and are sold to consumers for approximately $126. To take advantage of a particular discount, the consumer extracts the relevant voucher from the Voucher Directory and presents it to the merchant at the point of sale.

Breakaway Travel

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings"), a company owned equally by the Company and TMAP, acquired from Gisborne Travel Holdings Pty Limited ("Gisborne"), 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). See "Acquisitions - Breakaway". Although the Company has significant influence over the operating and financial decisions of Transmedia Holdings, TMAP has effective control over the operations of Transmedia Holdings. Accordingly, the operations of Transmedia Holdings are accounted for under the equity method in the financial statements of the Company.

Breakaway, based in Sydney, Australia, commenced operations in 1995. Breakaway is a licensed travel agent specializing in discount vacation packages for individuals employed in the travel industry in Australia. Such individuals are entitled to become members of Breakaway. Members of Breakaway pay an annual membership fee of Aus$20 (approximately $12). Breakaway has negotiated agreements with travel providers pursuant to which it may secure reduced rate fares from such travel providers. Travel providers include airlines, hotels and tour operators. These reduced rate fares are marketed to members by Breakaway.

Countdown America

In July 1998 the Company and TMAP jointly incorporated Countdown America, Inc. ("Countdown America"), a Delaware corporation, to establish a member benefits business in the United States. To commence operations Countdown America recruited two personnel and secured office accommodation located in Flanders, New Jersey on a month to month basis. The Company and TMAP's strategic plan called for Countdown America to initially develop a benefits program, based on the Countdown model, suitable for the United States marketplace. As a result a benefits program incorporating healthcare, travel, shopping and entertainment has been developed. The healthcare products and services are the cornerstone of the Countdown America benefits program. Such products and services include mail order and retail pharmacy, eyewear and hearing products, medical supplies and equipment. In addition, members have 24 hour a day access to a telephone based medical library extending to over 2,200 topics. Benefits also include a Nurse Triage program which provides members with a toll free number allowing them to speak to a registered nurse concerning medical and healthcare concerns. In September 1998 Countdown America agreed to acquire the membership base and certain assets of the National Association of Mature Americans ("NAMA"). The acquisition, which was completed on November 17, 1998, provided Countdown America with an established membership base as well as a defined set of benefit packages. Additionally, the acquisition included a series of contracts pursuant to which NAMA provides customized benefit packages, on a wholesale basis, to other membership based organizations and corporations throughout the United States.

DBS Direct

On June 15, 1999 the Company and TMAP purchased from William D. Marks, Donna M. Marks, Kevin R. Drewyer and Direct Investors, Inc. (collectively the "Sellers") 100% of the membership interests of DSS Direct Connect, L.L.C. ("DBS Direct"). The Company and TMAP each acquired 50% of the outstanding membership interests of DBS Direct. See "Acquisitions - DBS Direct".

DBS Direct has its head quarters in Seattle where it commenced operations in July 1998. DBS Direct has the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV and USSB, the leading providers of digital, "direct-to-the-home" multi-channel video programming services. The DBS Direct contracts with

DirecTV and its programming partner will allow it to become the first nationwide telemarketing, door-to-door sales, and full-service installer of DirecTV's Digital Broadcast Satellite in the United States. DBS Direct has two contracts with DirecTV and USSB, one covering Single Family Units ("SFU's") and the other covering Multi-Dwelling Units ("MDU's"). The "SFU" contract grants DBS Direct the right to an initial coverage area which includes 12 major metropolitan markets in the United States, representing approximately 25 million television households, or 25% of the total television households in the United States. DirecTV will add additional SFU markets to the DBS Direct SFU coverage upon successful launch of its services in currently contracted markets. The "MDU" contract grants DBS Direct the entire continental United States as its territory, an addition 25 million television households.

Acquisitions

Countdown

On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England. Countdown, through its wholly-owned subsidiary, Countdown plc, is an international provider of membership based discount shopping services. The remaining 50% interest in Countdown was simultaneously purchased by TMAP. The transaction (the "Acquisition") was consummated pursuant to an Acquisition Agreement dated April 3, 1997 (the "Acquisition Agreement") between the Company, TMAP and Mr. Radbone.

The consideration paid by the Company for its 50% interest in Countdown totalled $2,682,487. The purchase consideration payable to Mr. Radbone was satisfied by the issuance of 1,200,000 shares (the "Radbone Shares") of the Common Stock of the Company and a cash payment of 500,000 UK pounds sterling (approximately $800,000 as of April 3, 1997). In addition, Mr. Radbone was granted an option to purchase 250,000 shares of Common Stock at $1.00 per share. The Company granted Mr. Radbone piggyback and demand registration rights with respect to the Radbone Shares. The balance of the outstanding capital stock of Countdown was simultaneously purchased by TMAP on similar terms.

The cash portion of the purchase price was funded by a $1,000,000 loan from Mr.
J. Vittoria, a director and shareholder of the Company. The loan, which bears interest rate of 12% per annum, was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan maturity date has been extended indefinitely, subject to being repayable on 60 days notice. Interest continues to accrue at 12% per annum. The loan is collateralised by a pledge of the Company's entire interest in Countdown. In consideration for the loan, the Company granted to the lender a five-year warrant to purchase 125,000 shares of Common Stock at $1.25 per share, the market price of the shares at the time, and granted piggyback registration rights with respect to such shares.

Contemporaneously with the Acquisition, Countdown entered into an employment agreement with Mr. Radbone pursuant to which Mr. Radbone was employed as Managing Director of Countdown. Upon consummation of the Acquisition, Mr Radbone was elected as a director of the Company and Edward J. Guinan and Paul Harrison were elected to the board of directors of Countdown and Countdown Plc. On January 16, 1998, Mr. Radbone resigned from the Board of Directors. At the same time his employment agreement was terminated without penalty and replaced by a one year consultancy agreement.

As described earlier, Mr. Radbone is beneficial owner of 1,200,000 shares of Common Stock and an option to purchase a further 250,000 shares at an exercise price of $1.00 per share. Mr. Radbone has granted Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase his shares and share option at a purchase price of $1 per share. Pursuant to the agreement between Messrs. Radbone and Guinan, Mr. Guinan paid a portion of the purchase price by delivering such number of shares of the Common Stock owned by him, as equated to a market value of $250,000. In addition, he delivered a similar number of shares of the common stock of TMAP owned by him. Such shares were subject to forfeiture to Mr. Radbone if the option was not exercised and paid by January 15, 1999. In January 1999, by agreement between Mr. Radbone and Mr. Guinan, the exercise date was extended to April 9, 1999. The option was not exercised on April 9, 1999.

In connection with the Acquisition, the Company and TMAP each agreed to pay $125,000 in cash to TMNI. In addition, the Company and TMAP jointly issued to TMNI a promissory note in the principal amount of $500,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is convertible at the holder's option into $250,000 in value of Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent of TMNI to the Countdown Acquisition, which consent was required pursuant to the terms of the License Agreement under which the Company operates its restaurant card business.

NHS

On December 2, 1997, Transmedia Australia purchased 51% of the shares of common stock of NHS. NHS purchased the net assets and business of Nationwide. Nationwide was established in 1989 and is an Australian based provider of "member benefit" programs. The operations of Transmedia Australia are controlled by TMAP and accordingly Transmedia Australia's accounts are consolidated into those of TMAP. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2, 1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 (approximately $1,787,500) on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998. Transmedia Australia agreed to pay interest at 5% per annum on the Balance Obligation for the three months ended September 30, 1998. Transmedia Australia exercised the extension right. In addition, the Company and TMAP agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide.

The Aus$6,000,000 required to complete the acquisition of 51% of NHS was to be advanced to Transmedia Australia by the Company and TMAP as follows:

                              Company           TMAP         Total

        Deposit               200,000        200,000       400,000
        1st Installment     1,400,000      1,400,000     2,800,000
        2nd Installment     1,400,000      1,400,000     2,800,000
                           ----------     ----------    ----------
        Total               3,000,000      3,000,000     6,000,000
                           ==========     ==========    ==========

The deposit was paid to the sellers in June, 1997. The first installment of Aus$2,800,000 was paid in December 1997, 50% in cash and the balance by the issuance of 500,000 of the common stock of each of the Company and TMAP (valued at (pound)1.00 per share). The second installment was payable on January 31, 1998. However, pursuant to the terms of the Acquisition Agreement, such payment date was extended to May 1, 1998. As a result of the extension of the payment date,

Transmedia Australia became liable to pay interest at the rate of 5% per annum during such extension period. The second installment was paid on May 1, 1998, together with accrued interest in the sum of Aus$34,781.

In connection with the Acquisition, NHS entered into employment contracts with Mr. Kevin Bostridge ("Bostridge") and Mr. Robert Swinbourn ("Swinbourn"), shareholders and former executive directors of Nationwide. Each of the contracts were for a fixed term of three years and provided for the payment of an annual salary of Aus$200,000 to Bostridge and Aus$150,000 to Swinbourn. As an inducement to Bostridge and Swinbourn to enter into such employment contracts, the Company and TMAP agreed to jointly pay sign-on fees of Aus$4,000,000 (approximately $2,860,000) in aggregate to Bostridge and Swinbourn. Such sign-on fees were apportioned as Aus$2,914,286 pertaining to Bostridge and Aus$1,085,714 pertaining to Swinbourn and were payable in installments as follows:

                                             Company          TMAP         Total

        1st Installment                    1,000,000     1,000,000     2,000,000
        2nd Installment                    1,000,000     1,000,000     2,000,000
                                          ----------    ----------    ----------
        Total                              2,000,000     2,000,000     4,000,000
                                          ==========    ==========    ==========

The first installment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until May 1, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was settled by a promissory note in the sum of Aus$546,429 payable on June 30, 1998. The promissory note was guaranteed by Mr. Edward Guinan, Chairman of the Company. The promissory note has been paid in full. The Aus$1,250,000 due on May 1, 1998 was paid on that date together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The second installment was due for payment on June 30, 1998 but was deferred until September 30, 1998.

Transmedia Australia was unable to make the payments due on September 30, 1998. However, Transmedia Australia commenced negotiations with Nationwide and on October 21, 1998 reached an agreement pursuant to which the settlement date for the Balance Obligation and the final installment of the sign-on fees was extended to November 16, 1998. In addition, the second installment of the sign-on fees was reduced from Aus$1 million for each of the Company and TMAP (a total of Aus$2 million) to Aus$500,000 for each of the Company and TMAP (a total of Aus$1 million). Finally, it was agreed that the employment contracts of Messrs. Bostridge and Swinbourn be terminated effective November 16, 1998 upon payment of three months salary to each. On November 17, 1998 the Balance Obligation, the reduced final installment of the sign-on fees and the three months salary to Bostridge and Swinbourn were paid in full. In addition, accrued interest in the amount of Aus$47,557 (approximately $29,960) was paid.

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between TMAP and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Promissory Note is secured by a charge over Transmedia Australia and is guaranteed by the Company. The Promissory Note holder received a three-year warrant to purchase 1 million shares of the common stock of TMAP at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common

Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TMAP. Such warrants were exchanged by TMAP for a new warrant on the same terms as those of the Company.

Logan Leisure

On May 14, 1998 the Company and TMAP purchased from Compass Trustees Limited the entire outstanding capital stock of Porkpine. The Company and TMAP each acquired 50% of the outstanding capital stock of Porkpine.

Porkpine and its wholly owned subsidiaries Letville Holdings Limited ("Letville") and Floracourt Marketing Limited ("Floracourt") operate two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Porkpine trades as Logan Leisure ("LL"). LL was established in 1989 and is based in Belfast, Northern Ireland. Letville is an intermediary holding company which owns Floracourt. Floracourt trades as Logan Leisure & Entertainment ("LLE"). LLE is based in Dublin in the Republic of Ireland and commenced operations in 1992. Both LL and LLE produce and sell discount and savings directories.

The transaction was consummated pursuant to an acquisition agreement (the "Logan Agreement") dated May 14, 1998 between Compass Trustees Limited, the Company, TMAP and Gavin and Joanne Logan. The consideration paid totaled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and its subsidiaries as of the date of completion. The Logan Agreement provided for the net current assets as of the date of acquisition to be determined by reference to consolidated financial statements (the "Acquisition Accounts") to be prepared as soon as practicable after the date of acquisition.

The consideration paid at completion was made up as follows:

                                            Company        TMAP          Total
        Pounds Sterling

        Cash                                330,000       330,000       660,000
        Shares of common stock:
        Company - 225,000 shares            200,000                     200,000
        TMAP - 225,000 shares                             200,000       200,000
                                           --------      --------    ----------
        Total                               530,000       530,000     1,060,000
                                           ========      ========    ==========

The net current assets as of May 14, 1998 per the Acquisition Accounts totaled $33,627.

Breakaway

On May 22, 1998 Transmedia Holdings acquired from Gisborne the entire issued share capital of Breakaway.

Breakaway, which is based in Sydney, Australia, commenced operations in 1995. Breakaway is a licensed travel agent specializing in discount package holidays for individuals employed in the travel industry in Australia. Such individuals are entitled to become members of Breakaway.

Members of Breakaway pay an annual membership fee of Aus$20 (approximately $12). Breakaway has negotiated agreements with travel providers pursuant to which it can secure reduced rate fares from such travel providers. Travel providers include airlines, hotels and tour operators. These reduced rate fares are marketed to members by Breakaway.

The transaction was consummated pursuant to a Share Sale Agreement dated March 26, 1998 between Gisborne, Transmedia Holdings, Peter Guy Gisborne and Terence John Gill. The total consideration payable was Aus$375,000 (approximately $230,000). The consideration was paid in cash.

DBS Direct

On June 15, 1999 the Company and TMAP purchased from the Sellers 100% of the membership interests of DBS Direct. The Company and TMAP each acquired 50% of the outstanding capital stock of DBS Direct.

DBS Direct has its headquarters in Seattle where it commenced operations in July 1998. DBS Direct has the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV and USSB, the leading providers of digital, "direct-to-the-home" multi-channel video programming services.

The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TMAP. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,831,057 shares of the Company's common stock. TMAP paid 4,589,732 shares of its common stock for the remaining 50% of DBS Direct. In addition, the Company and TMAP each contributed $500,000 (five hundred thousand dollars) to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TMAP have agreed to each contribute a further $875,000 (eight hundred seventy five thousand dollars) to the capital of DBS Direct to fund the expansion of its network of sales offices nationally.

Pursuant to the terms of the Acquisition Agreement, William D. Marks entered into an employment agreement with DBS Direct and joins the board of directors of both the Company and TMAP. The employment agreement is for a period of three years and provides for an annual salary of $175,000. Mr. Marks will serve as President of DBS Direct. The employment agreement also provides for participation in any incentive stock option plans which may be established in the future by the Company and TMAP.

Transmedia France

In April 1996 the Company commenced a restaurant card business in France through Transmedia La Carte Restaurant SA ("Transmedia France"). Transmedia France was organized and capitalized in 1995 by the Company and three other parties. Transmedia France operated pursuant to the TMNI License and a banking license granted by the Bank of France.

In November 1997, when the Company was a 50.1% shareholder in Transmedia France, Transmedia France was notified by the Bank of France that, under the terms and provisions of its banking license, it did not meet the prescribed statutory minimum fully paid capital. Transmedia France notified the Company of its obligation as the majority shareholder to participate in a capital call to restore the capital of Transmedia France to the statutory minimum. On February 3, 1998 the Company made representations to the Bank of France that it would provide additional capital to Transmedia France. On March 31, 1998 the Company transferred its 100% interest in

Transmedia UK plc to Transmedia France at a valuation of FF5,062,500 (approximately $1,000,000) to meet its additional capital payment and maintain its 50.1% interest in the share capital of Transmedia France.

Transmedia France continued to incur operating losses and in July 1998 required additional capital to maintain the statutory minimum fully paid capital. The minority shareholders were unwilling to invest further in Transmedia France. To protect its interest in Transmedia France the Company injected FF1 million (approximately $167,000) in cash as additional capital in the form of a subordinated note.

On October 5, 1998 the Company acquired 27,500 shares of common stock of Transmedia France from a minority shareholder. The consideration paid by the Company was $200,000 which was satisfied by the issuance of 200,000 shares of its Common Stock. On December 9, 1998 the Company acquired a further 107,500 shares of common stock of Transmedia France from another minority shareholder. The consideration paid by the Company was $400,000 which was satisfied by the issuance of 400,000 shares of its Common Stock. The Company acquired these minority shareholdings because such minority shareholders had "put options" pursuant to the terms of a shareholders' agreement entered into by the Company and others when Transmedia France was originally organized. Under the "put options" the Company was obligated to purchase such minority shareholdings for a cash consideration equal to their original investment plus 20% (approximately $3 million). Management believed that the issuance of 600,000 shares of Common Stock to purchase such minority interests in Transmedia France and be discharged from the "put options" was in the best interests of the Company. As a result of the purchase of the minority interests in Transmedia France described above the Company became beneficial owner of 90% of Transmedia France

Transmedia France continued to fall below the minimum fully paid capital requirement and was in discussion with the Bank of France through the summer of 1998 to resolve the situation. Following a disciplinary committee hearing of the Bank of France in November 1998 Transmedia France was verbally advised that its banking license would be withdrawn and that as a result Transmedia France would be required to cease trading. At a subsequent meeting of the board of directors of Transmedia France it was resolved that the company would cease trading effective December 31, 1998 and that the company would be liquidated on a voluntary basis. This decision of the board of directors was ratified by the shareholders of Transmedia France at an extraordinary general meeting held in December 1998. Transmedia France subsequently paid all its liabilities in full and liquidated its assets. The financial statements of Transmedia France for the year ended September 30, 1998 have been presented on a liquidated basis and include a charge of $178,603 in respect of the write down of fixed assets to realizable value and a reserve of $108,225 in respect of restaurant advances not recoverable on liquidation.

In March 1999 an annual general meeting of shareholders of Transmedia France was held and the shareholders decided to distribute the shares of Transmedia UK plc held by Transmedia France to the Company and Societe Generale SA its two shareholders. Societe Generale SA agreed to sell the 10% interest in Transmedia UK plc it had acquired as a result of the distribution to the Company for FF35,000 (approximately $6,000). In addition the Company agreed to forgive the FF1million (approximately $167,000) subordinated loan, together with accrued interest, net of FF162,911 (approximately $27,000) due to Transmedia France from the Company.

Competition

The "membership based" benefits business is highly competitive. The Company competes with a number of other operators, both internationally and in the United Kingdom. The Company's competitors range from small private companies to major corporations who collectively offer a full range of "membership based" benefit programs. Such benefit programs include discount shopping, hotel accommodation, travel, dining, and leisure activities. Additionally, the Company competes with other telephone helpline service operators and loyalty reward programs such as "air miles".

Countdown, competes directly with a full range of discount shopping programs offered by a number of other operators. The Company believes that the Countdown program, with over 100,000 participating merchants in 39 countries, is broader based than the programs offered by its competitors. Management believes that the size of its merchant base, as well as the international spread of such merchants, gives Countdown an advantage over its competitors. Such merchant base and program pricing are the principal methods used by Countdown to retain existing business and secure new business opportunities over its competitors.

In its Restaurant Card business the Company competes against other discount programs. Competitors include programs offered by major credit card companies such as American Express, Visa, Mastercard and Diners Club. Additionally, other companies offer different kinds of discount dining programs. For example, certain hotel groups offer two-for-one dining in their restaurants. The Company is not aware of any restaurant discount charge card business, similar to that of the Company, in the Licensed Territories at this time. The unique nature of the restaurant discount charge card is the principal method used to secure business. However, there can be no assurance given that no new competitors will enter the market in the future.

The Company's affiliate NHS competes with other helpline service providers and membership based benefit providers. NHS also competes with its product and service providers who promote their businesses independently of their arrangements with NHS. The principal methods used by NHS to compete effectively are beneficial prices, quality of service and the range of products and services offered.

The Company's travel business interests compete with travel agents and other operators in the hotel and travel industries, including retail travel agents, airlines and hotel groups. The NHS Teletravel business is competitive regarding price and convenience when compared with retail travel agents where the consumer is usually required to visit the travel agents premises. Breakaway competes primarily on price as well as being the only business which provides its services exclusively to employees of the travel industry.

The Company is not aware of any dominant operators in its business sector and geographical markets. However, many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

Intellectual Property

The Company operates its restaurant card business pursuant to the rights acquired through the License Agreement with TMNI. While the License Agreement grants the Company the right to use certain proprietary software and systems, the Company found it necessary to develop its own systems and practices for sales tax and other considerations. Accordingly, the Company is not reliant on the License Agreement in order to conduct its day to day operations. However, TRANSMEDIA is a registered trademark and therefore the Company relies on the rights it acquired under the License Agreement to use such trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories.

Countdown is a registered trademark of the Company's subsidiary, Countdown Holdings Limited. Countdown has been established for over 28 years and management believes that the business of Countdown is, to some extent, dependent on the consumer goodwill and recognition attaching to the Countdown name.

Employees

As of September 30, 1998, the Company employed 71 full-time employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

Need for Additional Financing

The Company requires additional funding to provide working capital and to implement its business plans. In addition, management estimates that an amount of approximately $2.6 million will be required to meet loan repayment obligations.

The loan made by Mr. Vittoria, a director and shareholder of the Company, of $1,000,000 in connection with the Countdown acquisition has been renewed for an indefinite period. However the lender has the right to demand repayment upon giving of 60 days notice. The Company may need additional funds to finance such repayment if demanded.

No assurance can be given that the Company will be successful in obtaining additional financing. Failure to obtain necessary financing in a timely manner may have a significant adverse effect on the Company and its operating performance.

ITEM 2. PROPERTIES.

The Company leases office accommodation of approximately 4,000 square feet at 11 St James's Square, London, England. The office is shared with TMAP. The lease expires in February, 2004. The rent payable totals approximately $120,000 per annum. During the year ended September 30, 1998 the Company charged TMAP approximately $56,742 for its share of the rental cost.

Countdown leases mixed use office and warehouse accommodation of approximately 10,000 square feet at No.1 Hurlingham Business Park, Sulivan Road, London, England. The lease is for a period of 20 years expiring in 2015. The rent payable is currently approximately $165,000 per annum with rent reviews scheduled at five year intervals. It is not possible at this time to quantify the financial impact of such rent reviews.

Logan Leisure leases office accommodation of approximately 280 square feet in Dublin and approximately 450 square feet in Belfast. The Dublin lease is for a period of 5 years commencing May 14, 1998 at an annual rent of approximately $16,000. The Belfast lease commenced June 1, 1996 and expires on May 31, 2000. The annual rent payable is approximately $11,600.

Through April 1999 Countdown America operated from office accommodation in Flanders, New Jersey pursuant to an informal arrangement on a month to month basis. Commencing May 1, 1999 Countdown America leased office accommodation of approximately 1,500 square feet at 880 Fairview Road, Simpsonville, South Carolina. The lease is for a period of 3 years expiring April 30, 2002. The annual rent payable is $21,750.

Through August 31, 1998 the Company's subsidiary Transmedia France leased office accommodation totaling approximately 2,500 square feet at 9, Rue de la Paix, Paris 75002, France at an annual rental of approximately $110,000. The lease was extended on a month to month basis through January 31, 1999 when the property was vacated.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business.

On January 12, 1998 the Company entered into a settlement agreement ("Settlement") with J.L. Ernst, N.H. Ernst and Ernst Enterprises, Inc. (collectively "Ernst") for the purpose of settling all claims alleged by Ernst in a suit filed in Texas in 1996. The suit related to a transaction pursuant to which the Company would have granted Ernst a license to operate a restaurant card business similar to the Company's in Belgium/Luxemburg. The Settlement called for the issuance by the Company to Ernst shares of the Company's common stock with a market value of $75,000. The Agreement further provided that such shares be registered and freely tradable on or before June 30, 1998. The Agreement further provided that in the event that the shares were not registered and freely tradable by that time the Agreement called for the Company to buy back the shares for $100,000. At June 30, 1998 the shares were not registered and freely tradable and on December 8, 1998 Ernst filed a motion to enforce the Settlement. As a result Ernst presently holds a judgement against the Company in the amount of $105,000. The Company made such payment on April 16, 1999 together with $1,450 interest, a total of $106,450.

Except as disclosed above, the Company is not aware of any material pending legal proceedings or claims against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information. The Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "MBTE" through March 10, 1998. On March 10, 1998 the Company's Common Stock was de-listed from the Nasdaq SmallCap Market for failure to file its Annual Report on Form 10-K for the year ended September 30, 1997 in a timely manner. The Company's Common Stock is now traded on the OTC Electronic Bulletin Board under the symbol "MBTE". The following table sets forth the high and low bid prices as reported for the periods indicated below.

        Quarter ended                    High                     Low

        December 31, 1996                1 5/8                    3/4
        March 31, 1997                   1 3/8                    1/2
        June 30, 1997                   1 5/16                    1/2
        September 30, 1997              1 7/16                    1/2

        December 31, 1997                1 3/8                    7/8
        March 31, 1998                   1 3/4                    3/4
        June 30, 1998                    2 7/8                  1 1/4
        September 30, 1998               2 1/2                    3/4

(b) Holders. As of July 21, 1999 there were approximately 227 holders of record of shares of Common Stock of the Company. The Company believes that a significant number of holders of its shares of Common Stock hold such shares in "street name".

(c) Dividends. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company has not paid any cash dividends on its Common Stock and, for the foreseeable future, intends to retain future earnings, if any, to finance the operations, development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

On February 1, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock at $1.25 per share resulting in net proceeds to the Company of $2,437,500. For every three shares purchased each subscriber received a three year warrant to purchase one share of the Common Stock of the Company at an exercise price of $1.25 per share. The warrants are exercisable at any time after the date of grant for a period of three years.

On April 29, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $425,000) face amount 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $340,000) face amount 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of Common Stock at an exercise price of $2.00 per share (the market price of the Company's Common Stock on the date of grant) and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. The warrants are exercisable at any time after issuance through November 1, 2001.

As of the date hereof the Company has repaid the three 250,000 pounds sterling promissory notes in full, together with accrued interest. The holder of the 200,000 pounds sterling promissory note has been paid approximately $62,500 in part repayment and has agreed to give the Company additional time to repay the balance of the note, together with accrued interest. The Company granted such note holder a conversion privilege to convert the balance of the note, together with accrued interest, into shares of the Company's Common Stock at a conversion price of $.75 per share.

In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,988 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at anytime through November 1, 2001. In addition, the Company agreed to adjust the exercise price of all warrants issued to the four promissory note holders to $1.00 per share which will be recorded as additional interest expense over the life of the loan.

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note payable on January 5, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The promissory note is secured by a pledge of 2 million shares of the common stock of Transmedia Asia Pacific, Inc. held by Edward Guinan III, Chairman of the Board and Chief Executive Officer of the Company. The Company failed to pay the promissory note on the due date. As of the date hereof the Company has made repayments totaling $950,000 and by agreement with the note holder, the balance of the note, together with accrued interest, is being paid by monthly installments of $300,000 per month.

On October 16, 1998 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of Common Stock at $0.75 per share resulting in net proceeds to the Company of $632,000.

On January 25, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on February 24, 1999 upon the sale of 700,000 shares of Common Stock at $1.25 per share resulting in net proceeds to the Company of $875,000.

On May 11, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date hereof the Company has sold 3 million shares of common stock at $.75 per share resulting in net proceeds to the Company of $2,250,000

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. See Item 8 "Financial Statements and Supplemental Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". On May 14, 1998 the Company and TMAP each acquired a 50% interest in Logan Leisure. The results of Logan Leisure have been consolidated with those of the Company from the date of acquisition using the purchase method of accounting.

Income Statement Data

                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                     September 30,   September 30,   September 30,   September 30,   September 30,
                         1998            1997            1996            1995            1994
Revenues             $ 10,568,531    $  7,870,256    $  3,696,400    $  3,967,997    $  2,178,772

Gross profit            4,888,215       3,160,345       1,610,495       1,701,411         817,778

Selling, General &
Administrative        (12,660,826)     (7,385,975)     (3,670,307)     (3,816,386)     (2,855,906)

Operating loss         (7,772,611)     (4,225,630)     (2,059,812)     (2,114,975)     (2,038,128)

Share of losses of
affiliated
companies                 (59,170)       (116,899)       (509,404)        (92,455)              0

Net loss             $ (8,093,704)   $ (4,331,242)   $ (2,561,104)   $ (2,178,452)   $ (1,945,236)

Net loss per
share, basic
and diluted          $      (0.47)   $      (0.27)   $      (0.24)   $      (0.19)   $      (0.19)

Balance Sheet Data

                     --------------------------------As of Sept. 30------------------------------

                         1998            1997            1996            1995            1994
                         ----            ----            ----            ----            ----
Current Assets       $  4,073,540    $  2,991,538    $  1,854,831    $  3,144,262    $  2,633,140

Total Assets           11,410,327       9,073,025       3,926,355       5,821,680       4,647,125

Working Capital
(Deficiency)           (9,067,653)     (4,687,385)        580,665       1,635,642       1,717,627

Stockholders Equity    (1,142,744)        559,149       2,152,189       3,813,060       3,731,612

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

General

The business of the Company is the design and supply of a range of member benefit programs to corporations, affinity groups and individuals on an international scale. In 1996 the Company and TMAP decided to work closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in operations in Europe and elsewhere through Countdown and Logan Leisure and through its affiliates Transmedia Australia and Transmedia Holdings has an interest in businesses in Australia and New Zealand. In addition, the Company and TMAP have recently established business operations in the United States and in November 1998 Countdown launched its transactional web site business, Countdown Arcade. In June 1999 the Company and TMAP jointly acquired DSS Direct Connect, L.L.C. a Seattle based direct marketer of DirecTV.

The future success of the Company is primarily dependent upon its ability to develop and expand its current business operations by increasing their membership base and broadening the range of member benefit programs offered. As of the date hereof, management is actively recruiting senior executives to strengthen the management team to facilitate such development and expansion.

The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions. Management believes that while the industry has shown good growth, which is expected to continue, this has been primarily in the United States. Outside the United States, the international market is significantly less developed providing an opportunity for the Company to expand its operations from its established base in Europe and Australasia and the Countdown network of sub-licensees and franchisees in a number of other countries.

In light of the close collaboration between the Company and TMAP since inception and, more particularly, in view of the joint ownership of Countdown, Countdown America, DBS Direct, NHS, Logan Leisure and Breakaway Travel, management of the Company and TMAP have been assessing the rationale of maintaining two separate corporate entities. Management has concluded that keeping the two companies distinct and separate is no longer appropriate or advantageous to shareholders and therefore announced its intention to merge the two companies. In concluding that a merger is in the best interests of both the Company and TMAP, management considered several factors including the confusion of having two separate stock quotes for essentially the same business (operating in different geographical regions), the opportunity to reduce corporate overhead and to increase operating efficiency. The proposed merger is subject to the approval of the respective Boards of Directors, fairness opinions by independent investment advisers and the approval of shareholders of both companies.

The Company recorded significant losses in its fiscal year ended September 30, 1998 as well as in prior years. Such losses and the Company's acquisition and expansion program to date have been funded by the sale of equity securities and debt financing. The Company's ability to continue as a going concern depends on its ability to obtain outside financing sufficient to support its operations and business development plans. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the

Company to enable it to operate for the foreseeable future. However, there can be no assurance given that the Company will obtain such short-term or long-term outside financing.

Results of Operations

Fiscal 1998 compared to Fiscal 1997

The Company generated revenues of $10,568,531 (1997: $7,870,256) in the year ended September 30, 1998, an increase of $2,698,275 or 34.3% over the corresponding period in 1997, reflecting the impact of the Countdown acquisition in April 1997 and the acquisition of Logan Leisure in May 1998. Countdown and Logan Leisure generated revenues of $7,142,705 and $108,694 respectively. The fiscal 1998 revenues generated by Countdown compare to revenues of $3,239,052 generated in the six months from the date of acquisition to September 30, 1997. Pre-existing business recorded a decline in revenues of $372,752 to $3,317,132 due to lower card usage by cardholders as a result of rationalization of the participating restaurant base in the UK.

Cost of sales totaled $5,680,316 (1997: $4,709,911) for the year ended September 30, 1998, generating a gross profit percentage of 46.3% (1997: 40.2%). The increase in gross profit percentage reflects the impact of the higher margin Countdown and Logan Leisure businesses and improved gross profit achievement in pre-existing operations. The gross profit percentages achieved by Countdown and Logan Leisure respectively were 46.5% and 64.3% in fiscal 1998. Pre-existing operations achieved a gross profit percentage of 46.2% in fiscal 1998.

Selling, general and administrative expenses totaled $12,660,826 (1997:
$7,385,975) for the year ended September 30, 1998, an increase of $5,274,851 or 71.4% over fiscal 1997. Countdown, Logan Leisure and Countdown America accounted for $2,817,263, $209,777 and $43,691 of such increase respectively. Selling, general and administrative expenses of pre-existing operations and head office were $7,795,248 in fiscal 1998, an increase of $2,204,120 or 39.4% as compared to fiscal 1997. Selling, general and administrative expenses in fiscal 1998 included a number of non-recurring expenses including sign-on fees in relation to the NHS acquisition ($925,000 approximately), $1,036,828 to write down the carrying value of the Transmedia France license and other assets to fair value, a writedown of approximately $462,000 in the carrying value of the TMNI License, a write-off of approximately $264,000 relating to an aborted acquisition and $100,000 to settle the Ernst lawsuit (see Item 3 Legal Proceedings). These expenses were partially offset by cost reductions realized in pre-existing operations of approximately $962,000. Such cost reductions were primarily in selling expenses ($291,663), accounting and other professional fees ($115,229), bad debt expense ($273,681), royalties ($70,390) and interest expense ($93,669).

The Company's share of losses of its affiliates Transmedia Australia and Transmedia Holdings were $59,170 for the year ended September 30, 1998 (1997:
$116,899).

The minority interests in the Company comprise third party shareholdings in Transmedia France and TMAP's interests in Countdown, Logan Leisure and Countdown America.

The Company has net operating losses carried forward for income tax purposes. No deferred tax benefit has been recognized for the year ended September 30, 1998 due to the 100% valuation allowance against deferred tax assets.

Fiscal 1997 compared to Fiscal 1996

The Company generated revenues of $7,870,256 for the year ended September 30, 1997 as compared to $3,696,400 in fiscal 1996, an increase of $4,173,856 or 112.9%. This increase was primarily due to the impact of the Countdown acquisition in April 1997 and the consolidation of Transmedia France effective January 1997. Countdown generated revenues of $3,239,052 for the six months ended September 30, 1997 and Transmedia France generated revenues of $337,072 for the nine months ended September 30, 1997. Revenues generated by pre-existing operations totaled $3,352,812 in fiscal 1997, an increase of 7.3% over fiscal 1996.

Membership fees for the year ended September 30, 1997 totaled $941,320 as compared to $570,425 in fiscal 1996. Membership fees generated by Countdown post acquisition totaled $435,923 and Transmedia France generated $19,398. Pre-existing operations generated membership fees of $486,000 in fiscal 1997, a decrease of 14% as compared to fiscal 1996. This decrease was due to UK membership fees attracting sales tax at 17.5% effective May 1996 (which was not passed on to members) and an increase in the number of `Free Card' restaurant cardholders, net of the impact of an increase in the Cardholder base.

The Company increased the number of restaurant cardholders from 43,500 as of September 30, 1996 to 52,000 as of September 30, 1997. The number of Participating Restaurants increased from 440 as of September 30, 1996 to 570 as of September 30, 1997. This increase was due to a combination of consolidating Transmedia France which had 210 Participating Restaurants as of September 30, 1997, net of a reduction in pre-existing Participating Restaurants as part of an on-going exercise to eliminate poor performing restaurants from the program.

Through the acquisition of Countdown the Company acquired 6,500,000 Countdown members and over 100,000 Countdown accepting merchants.

Cost of sales totaled $4,709,911 in the year ended September 30, 1997 as compared to $2,085,905 in fiscal 1996, an increase of $2,624,006 or 125.8%. Such increase was mainly the result of consolidating Countdown ($2,299,559) and Transmedia France ($264,056) in fiscal 1997.

Selling, general, and administrative expenses consisting primarily of salaries, rents, commissions and other general overhead costs amounted to $7,385,975 for the year ended September 30, 1997 as compared to $3,670,307 in fiscal 1996, an increase of $3,715,668 or 101.2%. Of such increase Countdown and Transmedia France accounted for $1,794,847 and $1,298,067 respectively. The increase in the selling, general and administrative expenses incurred by pre-existing operations totaled $545,742 and was primarily due to professional fees of $285,193 for work on the proposed merger with TMAP, $112,875 of costs relating to the termination agreement with a former director (Mr CEC Radbone), $62,265 of tax consultancy costs, consultancy fees relating to the Countdown acquisition of $81,250 and additional goodwill amortization of $237,486. The additional goodwill amortization comprised $145,970 in respect of Countdown and Transmedia France and $91,516 in respect of impairment of the carrying value of the License based upon projected future cash flows. Excluding the impact of the above, selling, general and administration expenses decreased by 6.4% in fiscal 1997 as compared to 1996.

The Company's share of losses in Transmedia France for the three months ended December 31, 1996 was $116,899. Commencing January 1, 1997 the financial statements of Transmedia France were consolidated with those of the Company.

The minority interest's share of 1997 losses in Countdown and Transmedia France were $202,905 and $602,954 respectively. The dividend payable on the preferred shares amounted to $220,865 for the year ended September 30, 1997, an increase of $86,445 due to an oversight in under recording a charge in 1996.

Liquidity and Capital Resources

The following table represents the net cash provided by or used in operating, financing and investment activities for each period as indicated:

                                                      Year Ended
                                                      ----------

                                     September 30, 1998       September 30, 1997

Cash used in
Operating Activities                     $(5,104,204)            $(2,429,465)

Cash used in
Investing Activities                     $(3,142,779)            $(2,706,446)

Cash provided by financing
Activities                                $8,227,617              $4,373,854

The Company incurred a net loss of $7,829,742 for the year ended September 30, 1998. Such loss, adjusted for non-cash items, resulted in funds used in operating activities totaling $5,104,204, net of working capital movements. Non-cash items included depreciation and amortization charges totaling $817,713, accrued sign-on fees of $296,500, accrued interest charges of $259,902, a provision for irrecoverable restaurant credits of $291,423, the Company's share of losses incurred by its affiliates of $59,170, and a provision against a non-trade receivable of $86,938

The fiscal 1998 net cash used in investing activities of $3,142,779, net of the proceeds of sale of fixed assets of $167,833, comprised the cash elements of the Company's investment in Logan Leisure ($570,623) and Countdown America ($25,033). In addition, the Company invested $1,779,600 in its affiliates Transmedia Australia and Transmedia Holdings. In fiscal 1997 cash used in investing activities comprised the cash elements of the Company's investments in Countdown and Transmedia France ($1,661,196), a option to purchase Nationwide of $142,956, an option to expand the restaurant card business in Europe of $750,000 and an investment of $152,294 in fixed assets.

To meet its cash requirements during fiscal 1998, the Company sold in aggregate 3,422,095 shares of its Common Stock in equity private placements, resulting in net proceeds to the Company of $3,909,595. In April 1998 the Company raised approximately $1,615,000 through the issuance of four 8% promissory notes. Such promissory notes fell due for payment on November 1, 1998. As of the date hereof, three of such promissory notes have been repaid in full, together with accrued interest. The fourth promissory note holder has given the Company additional time to repay the balance of his note. Finally, on July 2, 1998 the Company executed a $3,125,000 face amount 8% promissory note payable January 5, 1999 which resulted in net proceeds to the Company of $2,926,588. As of the date hereof $950,000 has been repaid and by agreement with the note holder, the balance of such promissory note is being repaid by monthly installments in the sum of $300,000 per month.

The Company's independent auditor's report on the Company's consolidated financial statements included in Item 8 states that "......the Company has experienced losses from operations in during the year ended September 30, 1998 and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and issuance of debt, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and issue of debt".

During fiscal 1998 the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company will require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available for the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the single product offered, the Transmedia dining card. However, in recent years the Company and TMAP have worked closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Europe and elsewhere and through its affiliates, Transmedia Australia and Transmedia Holdings, has an interest in business operations in Australia and New Zealand. In addition, the Company and TMAP have recently established business operations in the United States and in November 1998 Countdown launched its transactional web site business, Countdown Arcade. Management believes that after completion of the proposed merger with TMAP, the Company and TMAP will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended September 30, 1998, a situation which is expected to continue for foreseeable future. Some of the Company's affiliated businesses such as Teletravel and Breakaway are seasonal, as is the Company's restaurant card business albeit to a lesser extent. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

Effect of Year 2000

The Company has developed a plan to address the possible exposure related to the impact of the Year 2000 on its computer systems. Key operating, financial and management information systems have been assessed and plans have been developed to address required systems modifications by December 31, 1999. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flow. Management currently estimates the likely cost of system modifications to be approximately $100,000.

In fiscal 1998 the Company established a Year 2000 group to evaluate the potential exposure of the Company's computer systems and computer reliant systems to Year 2000 issues. The working group completed its evaluation and has developed a plan to ensure that all of the Company's systems will be fully compliant by December 31, 1999.

The core business system used in the Company's restaurant card business is not Year 2000 compliant and could fail to operate into the next millennium without corrective action. The system was scheduled to be replaced in any event, with completion planned for the fourth quarter of 1999. Interim systems were developed and implemented during the first quarter of 1999 as a precautionary measure. Countdown's systems were also evaluated and required some modification and upgrading which was completed in the first quarter of 1999. Non core business applications such as word processing and management information reporting systems require some minor modification. Computer hardware has been substantially upgraded to appropriate processors. The systems of the Company's affiliates Transmedia Australia and Transmedia Holdings are fully compliant.

The Company is in communication with others with whom it does business, including but not limited to, financial institutions and key customers, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no assurance that the systems of third parties, on which the Company's systems rely, will be converted (if required) on a timely basis, or that a failure to convert or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

New U.S. Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined as including all changes in equity except those resulting from investments by owners and distributions to owners. The Company will be required to adopt SFAS No. 130 in the first quarter of fiscal 1999.

In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company will be required to adopt SFAS No. 131 in fiscal 1999.

Both of the above standards require comparative information to be restated. Results of operations and financial position will be unaffected by implementation of these new standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS No. 132), which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This standard does not currently apply to the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for various derivative instruments commonly used in hedging activities. This standard is effective for fiscal years beginning after June 15, 2000.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk is foreign exchange rate variability. The Company's reporting currency is the United States dollar. However, the functional currencies of the Company's operating subsidiaries and affiliates additionally include sterling, the Irish punt and the Australian dollar. Management believes that fluctuations in currency exchange rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is submitted in a separate section of this report. See pages F-1, et. seq.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 26, 1997 KPMG resigned as the Company's independent auditors. On the same date the Company appointed BDO Stoy Hayward as the Company's independent auditors. This action was recommended by the Audit Committee and approved by the Board of Directors.

In connection with their audit of the Company's consolidated financial statements for the fiscal year ended September 30, 1996, and in the subsequent interim period, there were no disagreements between KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to such matters in their report.

Notwithstanding the foregoing, by letter dated February 13, 1998, KPMG informed the Company that it would not agree to file a consent to the inclusion of its prior audit reports in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company believes that there was no basis for this action by KPMG.

The position of KPMG was set out in a letter dated February 13, 1998, which stated that:

"Based on an evaluation of circumstances and recent events we have decided that we are not willing to accept an assignment to consider whether we would re-sign our audit report as of September 30, 1996 and for the year then ended for inclusion in the Form 10-K filing of Transmedia Europe, Inc. for the year ended September 30, 1997".

The financial statements for the fiscal year ended September 30, 1996 have been re-audited by BDO Stoy Hayward and their report is included in this Annual Report.

See the Company's Current Report on Form 8-K, as amended, filed with the Commission on or about October 27, 1997 for a description of the resignation of KPMG.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age            Position
----                         ---            --------

Edward J. Guinan III         51             Chairman and Chief Executive Officer
Paul L. Harrison             37             President, Secretary and Principal
                                            Financial Officer and Director
Carl Freyer (1)              59             Director
Joseph V. Vittoria (1)       64             Director

----------
(1) Member of the Audit Committee.

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. All officers hold office until the meeting of the Board of Directors following the next annual meeting of stockholders or until their earlier resignation or removal. There are no family relationships between any of the directors or executive officers of the Company.

Edward J. Guinan III
Chairman and Chief Executive Officer

Edward J. Guinan III has been the Chairman of the Board of Directors, Chief Executive Officer and a director of the Company since its inception in February 1993. Since March 1994 Mr. Guinan has also served as Chairman and Chief Executive Officer of the Company's affiliate, TMAP. In addition, commencing May 1995, Mr. Guinan has served as President, Chief Executive Officer, Chief Financial Officer and as the sole director of International Advance, Inc. Mr. Guinan devotes substantially all of his time to the affairs of the Company and TMAP. Prior to February 1993, Mr. Guinan headed his own broker-dealer firm Guinan and Company which he established in 1984.

Paul L. Harrison
President, Secretary and
Principal Financial and Accounting Officer

Paul Harrison has been a director of the Company since June 1996. He was a director and President of Transmedia Australia from May 1994 until June 1997. Mr. Harrison is also President, Principal Financial and Accounting Officer and Secretary of TMAP. In 1993, Mr. Harrison acted as a consultant to the Company in connection with the initial funding of the Company and commencement of its business operations. Prior to 1993, Mr. Harrison was Vice-President responsible for European Equities at Salomon Brothers, London, where his responsibilities included coordinating and marketing the sale of various derivatives and other equity securities to European based institutional clients.

Joseph V. Vittoria
Director

Mr. Vittoria has been a director of the Company since inception. Mr. Vittoria is Chairman and Chief Executive Officer Travel Services International, Inc. a position he has held since that company's inception in 1997. From September 1987 to January 1997, Mr. Vittoria was Chairman and Chief Executive Officer of Avis Inc., having been a senior executive at Avis from 1982. Mr. Vittoria is a director of TMAP.

Carl H. Freyer
Director

Carl Freyer has been a director of the Company since 1996. Mr. Freyer is also President of Freyer Corporation, a financial consulting firm. He was a director of G-Tech Corporation from 1983 to 1997. Mr. Freyer is a director of TMAP.

William D. Marks
Director

William Marks joined the board of directors of the Company on June 15, 1999 concurrent with the Company's acquisition of DSS Direct Connect, L.L.C. Mr. Marks joined the board of directors of TMAP at the same time. Mr. Marks is a graduate of the University of Virginia, with degrees in Economics and Communications. For the past 15 years, Mr. Marks has worked in the cable television and telecommunications industries and his experience has ranged from installations and operations management to finance. From 1992 to 1998, Mr. Marks served as Executive Vice President and Chief Operating Officer for The Marks Group, a multiple system cable television operator serving subscribers in southern California. In 1995, Mr. Marks formed Star Cable Services, Inc. ("Star") to perform, all types of telecommunications construction and installations. Currently, Star is a mid-sized national telecommunications contractor performing design, construction and installations for cable television and telephony companies.

Reports under Section 16 (a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission ("SEC") certain reports regarding such persons' ownership of the Company's securities. Edward J. Guinan was late in filing Form 4 in respect of Common Stock owned by Mr. Guinan pledged to secure a contemplated acquisition and Common Stock pledged to secure a Promissory Note executed by the Company. Mr. Guinan is working on bringing his filings up-to-date.

The Company is not aware of any other late filings of reports under Section 16.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended September 30, 1998 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 1998.

                           Summary Compensation Table

                                            Annual      Long-Term          Other
                                      Compensation   Compensation   Compensation

Name and                                                               All Other
Principal Position    Year    Notes         Salary  Options/SAR's   Compensation

Edward J. Guinan III
Chief Executive
Officer               1998   (1)(2)       $165,330      3,250,000         80,359

                      1997   (3)(2)        162,100              0         38,472

                      1996   (4)(2)        153,625              0         22,925

(1)   Based upon an exchange rate of 1 pound sterling = $1.6533
(2)   Represents reimbursement of travel and entertainment expenses
(3)   Based upon an exchange rate of 1 pound sterling = $1.6210
(4)   Based upon an exchange rate of 1 pound sterling = $1.5362

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding stock option grants made during the fiscal year ended September 30, 1998 to each of the named executive officers and their potential realizable values.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

                     Number of        % of
                     Shares of       Total
                        Common    Options/                                    Potential
                         Stock        SARs                             Realizable Value
                    Underlying     Granted                            at Assumed Annual
                      Options/          to   Exercise                    Rates of Stock
                          SARs   Employees    or Base                Price Appreciation
                       granted   in Fiscal      Price  Expiration       for Option Term
   Name                    (#)        Year  ($/Share)        Date                   ($)

                                                                          5%        10%
   Edward J.
   Guinan CEO        3,250,000       67.0%      $1.00      3/1/03    897,975  1,984,125

   Paul Harrison
   President           750,000       15.5%      $1.00      3/1/03    207,225    457,875

In March 1998 the Board of Directors granted, subject to stockholder approval, options to senior management to purchase 2,250,000 shares, in aggregate, of the Common Stock of the Company at an exercise price of $1.00 per share.

Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/Values

The following table sets forth information as of September 30, 1998, concerning exercisable and non exercisable options held by the Company's Chief Executive Officer and any other executive officer of the Company earning in excess of $100,000 for services rendered during fiscal 1998. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year end price of the Common Stock which was $0.75.

                                                                        Value of
                                                                     Unexercised
                                            Number of Securities    In-the-Money
                       Shares                         Underlying      Options at
                     Acquired                Unexercised Options          fiscal
                           on       Value  at Fiscal Year-End(#)     Year-End($)
                     Exercise    Realized           Exercisable/    Exercisable/
Name                      (#)         ($)          Unexercisable   Unexercisable

Edward Guinan               0           0            0/3,250,000             0/0

Paul Harrison               0           0        200,000/750,000             0/0

Employment Agreements

On August 11, 1993 Mr. Guinan and the Company entered into an Employment Agreement for a term ending on August 10, 1996 with annual extensions thereafter unless terminated by either party. On March 2, 1998 Mr. Guinan and the Company entered into a new Employment Agreement (the "New Employment Agreement"). The New Employment Agreement is for a term ending on March 1, 2001 and provides for an annual salary of 100,000 pounds sterling and participation in executive benefit programs if and when put into effect by the Company. In addition, in recognition of certain guarantees and pledges made by Mr. Guinan for the benefit of the Company and to provide inducement for Mr. Guinan to make further guarantees and pledges as required and to further the best interests of the Company, the New Employment Agreement also provides that Mr. Guinan receive, effective March 1, 1998, subject to shareholder approval, fully vested stock options having a term of 5 years covering 2,500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The New Employment Agreement includes confidentiality and non-compete restrictions during the term of the New Employment Agreement and for a period of two years thereafter. Mr. Guinan may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of any provision of the New Employment Agreement, disability or death. Mr. Guinan is required to devote substantial business efforts to the Company. Mr. Guinan is also employed by TMAP and International Advance, Inc. The New Employment Agreement provides that Mr. Guinan's other business activities shall not conflict with the terms of the New Employment Agreement.

Stock Option Plans

In April, 1993, the Company adopted the 1993 Stock Option Plan ("the 1993 Plan"). The 1993 Plan was established to attract and retain personnel of the highest caliber and to offer an incentive for officers and employees to promote the business of the Company. The 1993 Plan authorizes the granting of incentive stock options or non-qualified stock options to purchase the shares of common stock of the Company, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's common stock. Unless terminated earlier, the 1993 Plan expires on December 31, 2003. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options. The 1993 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, number of share options to be granted and the specific terms of each grant. Under the 1993 Plan, no stock option may be granted having an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

As of January 31, 1999 options to acquire 206,000 shares of Common Stock have been granted under the 1993 Plan at an exercise price of $1.00 per share, 6,000 of which were exercised in fiscal 1995.

In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides, commencing January 1, 1996, for the automatic granting to each non-employee director of the Company a stock option to purchase 10,000 shares of Common Stock of the Company on January 1 each year. In addition, the Outside Directors Plan provided that Mr. Vittoria and another non-employee director (who has since resigned) each receive an option to purchase an additional 20,000 shares in recognition of their services as directors prior to adoption of the Outside Directors Plan. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000 subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan is exercisable by the optionee for a period of five years from the date of the grant. Unless terminated sooner, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant.

As of July 21, 1999, 60,000 options have been granted under the Outside Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of July 21, 1999, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Additionally, unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Europe, Inc. 11 St. James's Square,

London SW1Y 4LB, England.

              Number and Percentage of Shares of Common Stock Owned

Name and Address                  Notes   # of Shares Owned    Percentage Owned

FAI Overseas Investment Pty
77 Pacific Highway
Sydney, Australia 2059              (2)           3,513,823                8.5%

                                (4) to
Edward J. Guinan III               (11)           8,774,441               21.2%

Paul L. Harrison                   (12)             988,000                2.4%

                                   (13)
Joseph V. Vittoria              to (15)           1,171,206                4.4%

Carl Freyer                    (16)(17)             220,000                0.5%


William D. Marks                    (3)           4,299,641               10.4%

All directors and officers      (2) to
as a group (five persons)          (17)          16,119,955               38.9%

(1)   Based on 28,350,177 shares of Common Stock outstanding on July 21, 1999.
(2) Includes 633,342 shares of Common Stock issuable upon exercise of warrants granted November 1998 and 225,000 shares of Common Stock issuable upon conversion of shares of the Company's 6.5% non-voting Convertible Preferred Stock.
(3) Includes 1,956,578 shares of Common Stock owned by Mrs Donna Marks, Mr Marks's stepmother.
(4) Includes 226,858 shares of Common Stock owned by Conestoga Partners II, Inc. ("Conestoga") which Mr Guinan may be deemed to beneficially own. Mr Guinan is a director and the President and Chief Executive Officer of Conestoga and owns 75% of the outstanding capital stock thereof.
(5) Includes 800,000 shares of Common Stock placed in trusts set up for Mr Guinan's children and certain other shares for which Mr Guinan disclaims beneficial ownership. Does not include 93,750 shares of Common Stock owned by Edward J Guinan Jr., Mr Guinan's father, of which Mr Guinan disclaims beneficial ownership.
(6) Includes 133,332 shares of Common Stock issuable upon exercise of warrants granted as part of the November 1998 Private Placement.
(7) Includes 581 shares of Common Stock owned by International Advance, Inc. which Mr Guinan may be deemed to beneficially own. Mr Guinan is a director, President, Chief Executive Officer and the controlling stockholder of IA.
(8) Includes 200,000 shares of Common Stock issuable upon exercise of warrants granted in May 1996.
(9) Includes 2,500,000 shares of Common Stock issuable upon exercise of options granted, subject to shareholder approval, in March 1998.
(10) Includes 750,000 shares of Common Stock issuable upon exercise of options granted, subject to shareholder approval, in March 1998.
(11) Includes 750,000 shares of Common Stock issuable upon exercise of options granted, subject to shareholder approval, to Mrs Susan E Guinan, Mr Guinan's wife, in March 1998.
(12) Includes 200,000 shares of Common Stock issuable on exercise of options granted in 1993 and 750,000 shares of Common Stock issuable on exercise of options granted, subject to shareholder approval, in March 1998. Does not include 226,858 shares of Common Stock owned by Conestoga, of Mr Harrison is a director and minority shareholder of which he disclaims beneficial ownership.
(13) Includes 19,125 shares of Common Stock issuable upon conversion of shares of the Company's 6.5% non-voting Convertible Preferred Stock.
(14) Includes 60,000 shares of Common Stock issuable upon exercise of warrants granted as part of the 1995 Directors Stock Option Plan.
(15) Includes 125,000 shares of Common Stock issuable upon exercise of warrants granted in April 1997 in relation to the acquisition of Countdown, 167,873 shares of Common Stock issuable upon exercise of warrants granted as part of the August 1997 Private Placement and 250,000 shares of Common Stock issuable upon exercise of warrants granted in March 1998.
(16) Includes 20,000 shares of Common Stock issuable upon exercise of warrants granted as part of the 1995 Directors Stock Option Plan.
(17) Includes 200,000 shares of Common Stock issuable upon exercise of warrants granted to Caribbean Basin Capital Consultants, Inc ("CBCC"), which Mr Freyer may be deemed to beneficially own. Mr Freyer is a director, President, Chief Executive Officer and the controlling shareholder of CBCC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 1998 the Company charged a management fee of $1,060,526 (1997:
$679,786) to TMAP in respect of TMAP's share of corporate office expenses comprising salaries, professional fees, rent, travel and other corporate costs.

As of September 30, 1998 TMAP owed the Company $2,454,716. Such receivable is non-interest bearing and is repayable on demand.

Messrs. Guinan, Harrison, Freyer and Vittoria are also directors of Transmedia Asia Pacific, Inc. See "Directors and Executive Officers of Registrant".

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and shareholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of Countdown acquisition purchase consideration. The loan, which bears interest at 12% per annum and is collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr. Vittoria. The loan is repayable on 60 days notice from Mr. Vittoria.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report.

(a)(1)  Financial Statements:

        Transmedia Europe, Inc.
        See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)  Financial Statement Schedules:

        I Consolidated Financial Statements for significant associate Transmedia Australia Holdings Pty Limited

        II    Schedule of Valuation and Qualifying Accounts

(a)(3)  Exhibits:

        10.1 Employment Agreement dated March 2, 1998 between Transmedia Europe, Inc. and Edward Guinan.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  TRANSMEDIA EUROPE, INC.
                                  (Registrant)


Date:        July 30, 1999        /s/ Edward J. Guinan III
                                  ----------------------------------------------
                                  Edward J. Guinan III
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:   July 30, 1999             /s/ Edward J. Guinan III
                                  ----------------------------------------------
                                  Edward J. Guinan III
                                  Chairman, Chief Executive Officer and Director
                                  Principal Executive Officer


Date:   July 30, 1999             /s/ Paul L. Harrison
                                  ----------------------------------------------
                                  Paul L. Harrison
                                  President, Secretary and Director
                                  Principal Accounting Officer


Date:   July 30, 1999             /s/ Carl Freyer
                                  ----------------------------------------------
                                  Carl Freyer
                                  Director


Date:   July 30, 1999              /s/ Joseph Vittoria
                                  ----------------------------------------------
                                  Joseph Vittoria
                                  Director


Date:   July 30, 1999             /s/ William D. Marks
                                  ----------------------------------------------
                                  William D. Marks
                                  Director

Item 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of BDO Stoy Hayward, Independent Auditors                              F1

Consolidated Balance Sheets                                              F2 - F3
September 30, 1998 and 1997

Consolidated Statements of Operations                                         F4
for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Stockholders Equity (Deficit)                      F5
for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows                                    F6 - F7
for the years ended September 30, 1998, 1997 and 1996

Notes to the Consolidated Financial Statements.                         F8 - F23

Schedule II - Valuation and Qualifying Accounts
And Reserves

Report of BDO Stoy Hayward, Independent Auditors

The Board of Directors and Stockholders
Transmedia Europe, Inc.

We have audited the accompanying consolidated balance sheets of Transmedia Europe, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1998. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Europe, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended September 30, 1998 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses from operations during the years ended September 30, 1998, 1997 and 1996 and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and issuance of debt, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and issue of debt. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and schedule do not include any adjustments which might result from this uncertainty.


August 4, 1999

BDO Stoy Hayward
London, England

                                       F1

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                         September 30,  September 30,
                                                              1998          1997
                                                          -----------   -----------
ASSETS

Current assets

Cash and cash equivalents                                 $   747,913   $   554,624

Trade accounts receivable                                     656,859       484,968

Restaurant credits, (net of allowance for irrecoverable
credits of $340,804 at September 30,1998 and
of $666,134 at September 30, 1997)                          1,075,406     1,265,918

Amounts due from related parties (Note 4)                   1,255,091        86,401

Prepaid expenses and other current assets                     380,440       599,626

                                                          -----------   -----------
Total current assets                                        4,115,709     2,991,537

Non-current assets

Investments in affiliated companies (Note 5)                2,220,430            --

Office furniture and equipment  (net of accumulated
depreciation  of $1,037,004 at September 30,1998
and $678,338 at September 30, 1997)                           284,602       741,116

Other intangible assets (net of accumulated
amortization of $631,944 at September 30,1998
and $523,858 at September 30, 1997) (Note 6)                  989,340     1,847,426

Goodwill (net of accumulated
amortization of $678,166 at September 30,1998
and $145,970 at September 30, 1997) (Note 7)                3,686,832     3,350,000

Restricted cash and cash equivalents (Note 2(l))              138,830            --

Other assets                                                   16,753       142,946
                                                          -----------   -----------

Total non current assets                                    7,336,787     6,081,488
                                                          -----------   -----------

TOTAL ASSETS                                              $11,452,496   $ 9,073,025
                                                          -----------   -----------

          See accompanying summary of accounting policies and notes to consolidated financial statements


                                       F2

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                           September 30,   September 30,
                                                               1998            1997

                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Bank lines of credit                                       $    516,471    $    952,668
Trade accounts payable                                        2,146,034       2,384,516
Deferred membership fee income                                  721,542         536,509
Accrued liabilities                                           2,062,879       1,459,388
Amount due to related parties (Note 4)                        2,699,936       2,345,841
Sign-on fees payable (Note 5)                                   296,500              --
Notes payable (Note 8)                                        4,740,000              --
                                                           ------------    ------------

Total current liabilities                                    13,183,362       7,678,922

Non-current liabilities                                          27,676              --

                                                           ------------    ------------

                                                             13,211,038       7,678,922

Minority Interest                                               585,421         834,954
                                                           ------------    ------------

                                                             13,796,459       8,513,876
Stockholders' (deficit) equity

6 1/2 % Convertible preferred stock, $0.01 par value per
share, 5,000,000 shares authorized, 590,857
issued and outstanding  shares at September 30,1998               5,909           5,909
and 590,857 at September 30, 1997

Common stock, $.00001 par value, 95,000,000 shares
authorized, 18,376,454 issued and outstanding at
September 30,1998 and 14,075,787 at September 30, 1997              184             140

Additional paid in capital                                   17,018,781      12,108,055

Treasury Stock (at cost, 196,995 shares)                       (517,112)       (517,112)

Cumulative foreign currency translation adjustment             (366,808)       (382,668)

Accumulated deficit                                         (18,484,917)    (10,655,175)
                                                           ------------    ------------

Total stockholders' (deficit) equity                         (2,343,963)        559,149
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY       $ 11,452,496    $  9,073,025
                                                           ------------    ------------

          See accompanying summary of accounting policies and notes to consolidated financial statements


                                       F3

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                    Year Ended      Year Ended      Year Ended
                                                   September 30,   September 30,   September 30,
                                                        1998            1997            1996
Revenues                                           $  9,395,377    $  6,928,936    $  3,125,975
Membership fees                                       1,173,154         941,320         570,425

                                                   ------------    ------------    ------------

Total revenues and fees                              10,568,531       7,870,256       3,696,400

Cost of revenues                                     (5,680,316)     (4,709,911)     (2,085,905)
                                                   ------------    ------------    ------------

Gross profit                                          4,888,215       3,160,345       1,610,495

Selling, general and administrative
expenses (Note 2 & 7)                               (12,660,826)     (7,385,975)     (3,670,307)
                                                   ------------    ------------    ------------

Loss from operations                                 (7,772,611)     (4,225,630)     (2,059,812)

Share of losses of affiliated companies (Note 5)        (59,170)       (116,899)       (509,404)

Interest expense                                       (295,257)             --              --

Interest income                                          33,334          11,287           8,112
                                                   ------------    ------------    ------------

Loss before income tax and preferred
share dividends                                      (8,093,704)     (4,331,242)     (2,561,104)

Income taxes (Note 10)                                   35,802          13,621              --

Minority interest                                       362,580         805,859              --

Preferred share dividends                              (134,420)       (220,865)       (134,420)
                                                   ------------    ------------    ------------

Net loss                                           $ (7,829,742)   $ (3,732,627)   $ (2,695,524)
                                                   ------------    ------------    ------------

Net loss per common share:
Basic and diluted (Note 11)                        $      (0.47)   $      (0.27)   $      (0.24)

Weighted average number of common shares
outstanding, basic and diluted (Note 11)             16,548,416      13,736,502      11,448,212

        See accompanying summary of accounting policies and notes to the consolidated financial statements.


                                       F4

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------

                                       Number of       Common        Number of     Preferred      Additional        Treasury
                                         Common        Stock         Preferred       Stock         paid- in          Stock
                                         shares                        shares                      capital

Balance, September 30, 1995            11,426,680   $        114        590,857   $      5,909   $  8,412,081    $         --

Issuance of common stock for cash         892,857              9             --             --      1,249,991              --
Issue costs                                    --             --             --             --        (15,000)             --
Net loss after preferred share
 dividends                                     --             --             --             --             --              --
Effect of foreign currency
 translation                                   --             --             --             --             --              --
Compensation expense - restricted
 stock                                         --             --             --             --             --              --
Treasury stock                                 --             --             --             --             --        (517,112)

                                    ------------------------------------------------------------------------------------------
Balance, September 30, 1996            12,319,537   $        123        590,857   $      5,909   $  9,647,072    $   (517,112)

Issuance of common stock for cash         556,250              6             --             --      1,112,494              --
Issuance of common stock relating
 to acquisition                         1,200,000             11             --             --      1,198,489              --

Issue costs                                    --             --             --             --        (15,000)             --
Net loss after preferred share
 dividends                                     --             --             --             --             --              --
Effect of foreign currency
 translation                                   --             --             --             --             --              --
Compensation expense - restricted
 stock                                         --             --             --             --             --              --

Option re Countdown                            --             --             --             --        165,000              --

                                    ------------------------------------------------------------------------------------------
Balance, September 30, 1997            14,075,787   $        140        590,857   $       ,909   $ 12,108,055    $   (517,112)

Issuance of common stock for cash       3,422,095             35             --             --      3,909,560              --
Issuance of common stock
 relating to acquisition of NHS           500,000              5             --             --        499,995              --
Issuance of common stock relating
 to acquisition of Logan Leisure          225,000              2             --             --        326,172              --
Issuance of common stock to settle
an outstanding liability                   53,572              1             --             --         75,000              --
Issuance of common stock relating
to failed acquisition                     100,000              1             --             --         99,999              --
Net loss after preferred share
 dividends                                     --             --             --             --             --              --
Effect of foreign currency
 translation                                   --             --             --             --             --              --

                                    ------------------------------------------------------------------------------------------
Balance, September 30, 1998            18,376,454   $        184        590,857   $      5,909   $ 17,018,781    $   (517,112)

                                       Cumulative       Unearned      Accumulated       Total
                                   Foreign currency   compensation      Deficit
                                      translatio    restricted stock
                                       adjustment
Balance, September 30, 1995          $     10,360    $   (402,000)   $ (4,213,404)   $  3,813,060

Issuance of common stock for cash              --              --              --       1,250,000
Issue costs                                    --              --              --         (15,000)
Net loss after preferred share
 dividends                                     --              --      (2,695,524)     (2,695,524)
Effect of foreign currency
translation                                (7,235)             --              --          (7,235)
Compensation expense - restricted
 stock                                         --         324,000              --         324,000
Treasury stock                                 --              --              --        (517,112)

                                     ------------------------------------------------------------
Balance, September 30, 1996          $      3,125    $    (78,000)   $ (6,908,928)   $  2,152,189

Issuance of common stock for cash              --              --              --       1,112,500
Issuance of common stock relating
 to acquisition                                --              --              --       1,198,500

Issue costs                                    --              --              --         (15,000)
Net loss after preferred share
 dividends                                     --              --      (3,746,247)     (3,746,247)
Effect of foreign currency
 translation                             (385,793)             --              --        (385,793)
Compensation expense - restricted
 stock                                         --          78,000              --          78,000

Option re Countdown                            --              --              --         165,000

                                     ------------------------------------------------------------
Balance, September 30, 1997          $   (382,668)   $         --    $(10,655,175)   $    559,149

Issuance of common stock for cash              --              --              --       3,909,595
Issuance of common stock
 relating to acquisition of NHS                --              --              --         500,000
Issuance of common stock relating
 to acquisition of Logan Leisure               --              --              --         326,174
Issuance of common stock to settle
an outstanding liability                       --              --              --          75,001
Issuance of common stock relating
to failed acquisition                          --              --              --         100,000
Net loss after preferred share
 dividends                                     --              --      (7,829,742)     (7,829,742)
Effect of foreign currency
 translation                               15,860              --              --          15,860

                                     ------------------------------------------------------------
Balance, September 30, 1998          $   (366,808)   $         --    $(18,484,917)   $ (2,343,963)


                                       F5

                                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                       Year ended     Year ended    Year ended
                                                      September 30,  September 30,  September30,
                                                          1998           1997           1996
Cash flows from operating activities:
Net loss                                              $(7,829,742)   $(3,732,627)   $(2,695,524)

Adjustment to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                             985,133        555,227        151,265
Write-off of additional license fees                      750,000             --             --
Minority interest                                        (277,300)       834,954             --
Amortisation of unearned compensation                          --         78,000        324,000
Provision for irrecoverable restaurant credits            291,423        266,806         41,771
Provision for bad debts                                   245,286             --             --
Reserve against non-trade receivable                       86,938             --             --
Share of loss of affiliates                                68,341        116,899        509,404
Accrued interest expense                                  259,902             --             --
Accrued sign-on fees                                      296,500             --             --
Gain on sale of property and equipment                         --         (3,609)            --

Changes in assets and liabilities:
Trade accounts payable                                   (413,707)     1,332,752        173,244
Accrued liabilities                                       489,383       (210,304)       219,010
Restaurant credits                                       (100,910)      (223,445)       206,619
Trade accounts receivable                                (302,811)       613,999         21,125
Prepaid expense and other current assets                  367,932       (101,271)      (150,838)
Deferred membership fees                                  185,033        183,967         10,001
Restricted cash and cash equivalents                     (138,830)            --             --
Deferred license fee income                                    --       (500,000)            --
Other non-current assets                                   27,676             --             --
                                                      -----------    -----------    -----------
Net cash used in operating activities                  (5,009,753)      (788,652)    (1,189,923)

Cash flows from investing activities:
Due from/(to) related parties                            (960,389)            --       (338,053)
Proceeds on disposal/(acquisition) of fixed assets        167,833       (152,294)       (18,141)
Net cash paid to acquire Porkpine Limited                (570,623)            --             --
Net cash paid to acquire TM France and Countdown               --     (1,661,196)            --
Loan repaid by affiliate                                       --             --         30,868
Interest acquired in affiliates                        (1,788,771)            --       (300,000)
Purchase of NHS option                                         --       (142,956)            --
Royalties paid on additional French territories                --       (750,000)            --
                                                      -----------    -----------    -----------
Net cash used in investing activities                  (3,151,950)    (2,706,446)      (625,326)

Cash flows from financing activities:


Net proceeds received from issuance of common stock     3,909,595      1,097,500      1,235,000
Shares issued to settle legal claim                        75,001             --             --
Proceeds from notes payable                             4,740,000             --             --
Payment of preferred dividend                                  --             --        (71,685)
Bank lines of credit (repaid) advanced                   (496,979)       902,668       (109,422)
Loans from related parties re Countdown acquisition            --      2,373,686             --
                                                      -----------    -----------    -----------
Net cash provided by financing activities               8,227,617      4,373,854      1,053,893


                                       F6

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                      Year ended     Year ended     Year ended
                                                     September 30,  September 30,  September 30,
                                                           1998         1997           1996

Effect of foreign currency on cash                        15,860      (385,793)        26,106

                                                       ---------     ---------      ---------
Net increase/(decrease) in cash and cash equivalents      81,774       492,963       (735,250)

Cash and cash equivalents at beginning of period         554,624        61,661        796,911

Cash acquired as part of acquisitions                    111,515            --             --
                                                       ---------     ---------      ---------

Cash and cash equivalents at end of period             $ 747,913     $ 554,624      $  61,661
                                                       ---------     ---------      ---------

Supplemental disclosures of cash flow information:

Cash paid during the year for:                              1998          1997           1996

Interest                                               $      --     $  74,173      $  13,750

No amounts of cash were paid for income taxes in fiscal 1998, 1997 or 1996

Supplemental disclosures of non-cash investing and financing activities

(1) In April, 1997, the Company issued 1,200,000 shares of its common stock as part payment for its investment in Countdown Holdings Limited ("Countdown"). The Company paid a total of $2,659,655 for its investment in Countdown, made up as follows:

Cash payment                                                   $ 1,209,655
Issuance of 1,200,000 shares of Common Stock                     1,200,000
Loan Note in favor of TMNI International, Inc.                     250,000
                                                               -----------
                                                               $ 2,659,655

(2) In December, 1997 the Company issued 500,000 shares of its common stock as part payment for the acquisition by NHS Australia Pty Limited of the business of Nationwide Helpline Service Pty Limited. As at September 30, 1998 total acquisition costs were $ 2,162,023 made up as follows:

Cash payment                                                   $ 1,662,023
Issuance of 500,000 shares of Common Stock                         500,000
                                                               -----------
                                                               $ 2,162,023

(3) In May, 1998 the Company issued 225,000 shares of its common stock as part payment for its investment in Porkpine Limited ("Porkpine"). The Company paid a total consideration of $896,797 for its investment in Porkpine made up as follows:

Cash payment                                                   $   570,623
Issuance of 225,000 shares of Common Stock                         326,174
                                                               -----------
                                                               $   896,797


                                       F7

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. The Company

Transmedia Europe, Inc. ("TME" or "the Company") is a Delaware corporation which was organized in February 1993 and commenced operations in the UK in December 1993. The Company commenced operations in France in March 1996.

On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned equally by the Company and Transmedia Asia Pacific, Inc. ("TMAP"), purchased 51% of the Common Stock of NHS Australia Pty Limited ("NHS"). On November 17, 1998 Transmedia Australia acquired the remaining 49% of NHS (Refer Note 7 "Acquisitions" for further details).

On May 14, 1998 the Company and TMAP purchased jointly 100% of the outstanding Common Stock of Porkpine Limited ("Porkpine").

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited (" Transmedia Holdings"), a company owned equally by the Company and TMAP acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway").

As of September 30,1998, the Company had the following equity interests in its direct subsidiaries and affiliates:

       Name                                                          Country of Incorporation  % owned
       Subsidiaries

       Transmedia Europe plc                                         United Kingdom             100.0
       Transmedia UK Inc.                                            United States of America   100.0
       Countdown Holdings Limited                                    United Kingdom              50.0
       Transmedia La Carte Restaurant S.A(`Transmedia France')       France                      50.1
       Countdown America, Inc.                                       United States of America    50.1
       Porkpine Ltd                                                  Channel Islands             50.0

       Affiliates

       Transmedia Australia Travel Holdings Pty Limited              Australia                   50.0
       Transmedia Australia Holdings Pty Limited                     Australia                   50.0

As a result of a reorganization on March 31, 1998 the entire common stock of Transmedia UK Plc was transferred to Transmedia France for a consideration of $806,000. Until that date Transmedia UK Plc was accounted for as a wholly-owned subsidiary. The financial statements do not include any gain or loss arising from this transaction.

All references herein to "Company" and "TME" include Transmedia Europe Inc. and its subsidiaries unless otherwise indicated.


                                       F8

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies

(a) Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and affiliates, including 50% held subsidiaries where effective control is exercised by the Company over the financial and operational decisions of the subsidiary. All significant intercompany transactions have been eliminated on consolidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and business development plans (Refer Note 3).

(b) Restaurant credits

Restaurant credits represent the total advances made to participating restaurants in exchange for credits, less the amount by which these credits are recouped by the Company as a result of cardholders utilizing their cards at participating restaurants. The amount by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilized by cardholders.

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

(c) Long-Lived assets

Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In fiscal 1998 the Company provided $167,420 as a write-down against assets in Transmedia France (fiscal 1997 - $91,514; fiscal 1996 - $nil.) and a write-down of $750,000 (fiscal 1997 and 1996 - $Nil) against intangibles.

(d) Intangible assets excluding goodwill

Other intangible assets consist primarily of the cost of the Transmedia License paid to TMNI International, Inc. (TMNI) in cash plus the fair value of Company shares granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and `know how' of the Transmedia business.

The license cost is being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994.

(e) Office furniture and equipment

Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives which are between 3 - 5 years.


                                       F9

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies (continued)

(f) Goodwill

The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of fifteen years.

(g) Income taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will be realized.

(h) Revenue recognition

Revenues and fees comprise:

      (i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and cardholders' membership fees.

      (ii)  Countdown cardholders' membership fees and Countdown voucher sales.

      (iii) Countdown license fees from licensees

Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. All other components of revenue, including membership fees and Countdown license fees are non-refundable and recognized as revenue when the related services have been performed.

(i) Unearned compensation

The Company recorded unearned compensation in fiscal 1996 for shares of restricted common stock issued in exchange for certain consultancy and financial advisory services. The restricted shares and the unearned compensation were recorded at the fair value of the shares at the date at which they were issued. Compensation expense was recorded on a periodic basis as the restriction on such shares expired.

(j) Cardholder bonuses

In fiscal 1995 and 1996 the Company operated a cardholder "Bonus" program whereby at the discretion of the Company the cardholder received a bonus of food and beverage, credited to their account. The bonus was utilized as the cardholder used The Restaurant Card and was processed as an additional saving to the standard 20% or 25% saving offered by the Company. The bonus was accrued by the Company when the bonus was granted to the Cardholder.


                                       F10

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies (continued)

(k) Foreign currencies

The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pounds sterling, French franc, Irish punt and the Australian dollar. The UK pound sterling is the functional currency of the Company's restaurant card and Countdown businesses because it is the primary currency of the environment in which the businesses operate as autonomous units. A significant proportion of the cash generated and expended by these businesses is in UK pounds sterling. Similarly the functional currency of the Company's interest in Porkpine and NHS are the Irish punt and Australian dollar respectively, because the businesses are located and operate in the Republic of Ireland and Australia.

For consolidation purposes, the assets and liabilities of overseas subsidiary undertakings are translated at the closing exchange rates. Consolidated statements of income of such undertakings are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative currency translation adjustment account as a component of stockholders' equity (deficit).

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year ended September 30, 1998 the Company recorded an exchange loss of $58,339 (1997 loss of $16,218, 1996 loss of $55,775).

The average exchange rates during the years ended September 30, 1998, 1997 and 1996 and the exchange rates in effect at September 30, 1998 and 1997 were as follows:

                                                       UK Pound           French       Australian           Ireland
                                             Sterling ((pound))            Franc           Dollar              Punt
Average exchange rates

Year ended September 30,1998                             1.6533           0.1674           0.6470            1.4215
Year ended September 30,1997                             1.6200           0.1685           0.7302               N/A
Year ended September 30,1996                             1.5600           0.1938           0.7900               N/A

Closing exchange rate

September 30, 1998                                       1.7000           0.1786           0.5930            1.4995
September 30,1997                                        1.6125           0.1639           0.7251            1.4545

(l) Cash equivalents

For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

As at September 30, 1998 the Company had deposited in a restricted bank account $138,830 (1997: $nil) held as a guarantee against Countdown's overdraft facility.

(m) Advertising costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30, 1998, 1997 and 1996 were $nil, $26,311 and $55,610 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1998, 1997 and 1996.


                                       F11

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies (continued)

(n) Use of estimates

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

(o) Financial instruments

Financial instruments held by the Company include cash and cash equivalents, restricted cash, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of September 30, 1998 and 1997 due to either short maturity or terms similar to those available to similar companies in the open market.

(p) Recent U.S. accounting pronouncements not yet implemented

In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information".

SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for the Company's financial statements for the fiscal year ending September 30, 1999.

SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This standard will be effective for the Company's financial statements issued for the fiscal year ending September 30, 1999.

Both of these standards require comparative information to be restated. Results of operations and financial position will be unaffected by implementation of these new standards. Management has not yet completed its evaluation of the impact of these new standards on future financial statement disclosures.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for financial statements for the periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. This standard currently does not apply to the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard is now effective for fiscal years beginning after June 15, 2000.


                                       F12

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3. Going Concern

The financial statements record a loss for the year ended September 30,1998 of $7,829,742, which, when taken with the previous years' results, result in an accumulated deficit of $ 18,484,917. The Company has Net Current Liabilities of $9,067,653 at September 30, 1998 (1997: $4,687,385).

The Company has been able to fund this deficit and complete its acquisitions through the sale of equity securities and issuance of debt (Refer Note 8 "Notes Payable" and Note 9 "Stockholders Equity" for further details). Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company is likely to require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding.

Note 4. Related party transactions

The net amounts due from/(to) related parties consist of the following:

                                                 September 30,     30 September,
Amounts due from:                                         1998              1997
                                                          ----              ----

International Advance Inc                           $  779,986        $   86,401
Conestoga Partners, Inc.                               208,035                --
Transmedia Asia Pacific, Inc.                           42,169                --
Transmedia Australia Pty Ltd.                          224,901                --
                                                    ----------        ----------
                                                    $1,255,091        $   86,401
Amounts due to:
                                                    ----------        ----------

E Guinan III                                            96,735            17,831
Transmedia Asia Pacific, Inc.                          383,531           254,134
J V Vittoria                                         1,182,137         1,061,479
TMNI                                                 1,037,533         1,012,397
                                                    ----------        ----------
                                                    $2,699,936        $2,345,841
                                                    ----------        ----------

Loans to related parties are unsecured non-interest bearing and repayable upon demand except as noted below.

During fiscal 1997 the Company entered into an agreement with Mr J Vittoria, a director and shareholder of the Company, whereby Mr Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum and is collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr Vittoria. The loan is repayable on 60 days notice from Mr Vittoria.

The Company and TMAP issued a joint promissory note together in the principal amount of $500,000 to TMNI for which the liability has been split between the two companies equally. The promissory note was payable on April 2, 1998, bears interest at the rate of 10% per annum, and is convertible at the holder's option into common stock of each issuer at the rate of $1.20 per share. To date this promissory note has not been repaid or converted.


                                       F13

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4. Related party transactions (continued)

During the year ended September 30, 1998, the Company charged a corporate management fee of $1,060,526 (1997: $679,786, 1996: $362,793) to TMAP in respect of TMAP's share of the head office expenses, comprising salaries, rent, travel and other associated office and professional costs.

Note 5. Investment in Affiliated Companies

(1) On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TMAP but controlled and consolidated by TMAP, purchased 51% of the common stock of NHS a newly incorporated company. NHS purchased the net assets and business of Nationwide Helpline Services Pty Limited ("Nationwide"). Nationwide was an Australian provider of telephone helpline services and other member benefit programs. The total consideration paid by Transmedia Australia for its 51% interest in the equity of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2, 1997). Transmedia Australia also exercised their right to purchase the balance of the equity of NHS for Aus$2,500,000 payable on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998 by paying interest at 5% per annum. Transmedia Australia exercised the extension right. In addition the Company and TMAP agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide. On October 21, 1998 the Company and TMAP reached agreement to reduce these sign-on fees by Aus$1,000,000.

On November 17, 1998 the Company and TMAP acquired the remaining 49% and settled the Balance Obligation. The Company and TMAP also paid the reduced sign-on fees on that date.

The total revised sign-on fees of Aus$3,000,000 (approximately $1,940,000) have been charged as compensation expense equally in the statement of operations of the Company and TMAP for the year ended September 30, 1998.

(2) On May 22, 1998, Transmedia Holdings, a company owned equally by the Company and TMAP but controlled and consolidated by TMAP, acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). The total consideration paid was Aus$375,000 (approximately $230,000) plus acquisition costs of $16,000. Such consideration was paid equally by the Company and TMAP in cash.

Investment in affiliated companies of $ 2,220,430 are made up as follows:

                                                               September  30,     September  30,
                                                                         1998               1997
                                                                         ----               ----
         Transmedia Australia

         Cost of investment                                       $   253,349      $          --
         Amount due from Transmedia Australia                       1,908,674
         Share of losses
         - From date of acquisition to September 30, 1998             (68,666)                --
         Amortization of goodwill on investment                        (7,763)                --
                                                                  -----------      -------------
                                                                  $ 2,085,594      $          --
                                                                  ===========      =============
              Transmedia Holdings

         Cost of investment                                       $   126,748      $          --
         Share of profits
         - From date of acquisition to September 30, 1998               9,496                 --
         Amortization of goodwill on investment                        (1,408)                --
                                                                  -----------      -------------
                                                                  $   134,836      $          --
                                                                  ===========      =============


                                       F14

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 5. Investment in Affiliated Companies (continued)

Transmedia Australia  Summary Financial
Information

                                                 September 30,     September 30,
                                                    1998                1997
                                                   Audited           Unaudited
                                                                     (See note
                                                                       below)
                                                      $                  $
Balance Sheet

Current Assets                                    1,748,237          1,193,183

Non Current Assets
Property and equipment                              191,116            356,169
Intangibles                                       1,348,382
Other                                                52,085             21,617
                                             ---------------------------------

                                                  1,591,583            377,786

Current Liabilities                               1,378,957          1,165,220

Non Current Liabilities                           2,212,017             22,864
                                                 ----------         ----------
Net (liabilities) / assets                         (251,154)           382,885

                                             =================================
Minority interest                                  (916,178)

Stockholders Equity

Common Stock                                      1,873,764                725
Accumulated profits                              (1,208,740)           382,160
                                             ---------------------------------

                                                   (251,154)           382,885

                                             =================================

Operating  profit                                   480,427            307,899

Net (loss)/profit                                (1,208,740)           198,965

The summary information disclosed for fiscal 1997 relates to NHS only as Transmedia Australia did not exist in that year.


                                       F15

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6. Intangible assets

Intangible assets consist of the cost of the Transmedia license as follows:

                                     September 30, 1998    September 30, 1997

      Cost                                  $ 2,371,284           $ 1,621,284
      Additions                                      --               750,000
      Write-off                                (750,000)                   --
                                            -----------           -----------
                                              1,621,284             2,371,284

      Less: accumulated amortization           (631,944)             (523,858)
                                            -----------           -----------
                                            $   989,340           $ 1,847,426
                                            ===========           ===========

Note 7. Acquisitions

(a) Countdown

On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited. Countdown Holdings Limited, through its wholly owned operating subsidiary, Countdown plc is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by TMAP on terms similar to the Company's purchase. Countdown is controlled and consolidated by the Company.

In payment of the purchase price for Countdown Holdings Limited, the Company issued 1,200,000 shares of its Common Stock, $0.00001 par value per share ("Common Stock") and paid pounds (UK) 500,000 (approximate US$ equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr. Radbone a five year option to purchase up to 250,000 shares of Common Stock at a purchase price of $1 per share.

The cash portion of the purchase price for Countdown Holdings Limited was funded by a $1,000,000 loan from a director and stockholder of the Company. The Loan matured on September, 27 1997, bears interest at a rate of 12% per annum, and has been renewed by agreement between Edward J. Guinan III, Chairman of the Board, and the director. The expiration date has been extended for an indefinite period of time and is repayable on 60 days notice. The loan continues to bear interest at 12% per annum. The loan is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 125,000 shares of Common Stock at $1.25 per share. In connection with the acquisition, the Company and TMAP each agreed to pay $125,000 in cash to Transmedia Network International Inc. ("TMNI") and both agreed to issue TMNI a joint promissory note in the principal amount of $500,000, the liability for which has been split between the two companies equally, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into an equal number of shares of Common Stock of the issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant card business. For a more detailed discussion of the terms of the transaction, reference is made to the Company's current report on form 8-K dated December 2, 1997, which is incorporated by this reference herein.

Goodwill arising on acquisition of Countdown Holdings Limited amounted to $3,495,970 and is being amortised over a period of fifteen years.


                                       F16

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7. Acquisitions (continued)

(b) Porkpine

On May 14, 1998 the Company and TMAP purchased 100% of the outstanding common stock of Porkpine Limited ("Porkpine"). The consideration paid totaled 1,060,000 pounds sterling ($1,749,000 approximately) and was subject to increase or decrease by an amount equal to the net current assets of Porkpine and its subsidiaries as at the date of completion. The net current assets of Porkpine and its subsidiaries as of May 14, 1998 totaled $33,627.

(c) Others

The Company incurred costs of $362,000 and issued 100,000 shares of common stock with a market price of $1.00 at the date of issue in connection with a failed acquisition. These costs have been included in selling, general and administrative expenses in the statement of operations.

Note 8. Notes Payable

On April 29, 1998 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 8% promissory notes each in the amount of (pound)250,000 (approximately $425,000) face amount, payable on November 1, 1998 and one 8% promissory note in the amount of (pound)200,000 (approximately $340,000) face amount, payable on the same date. The holders of the (pound)250,000 promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the (pound)200,000 promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001 and are not considered to have any value.

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note payable on January 5,1999 and resulted in net proceeds of $2,926,588 to the Company after deduction of arrangement fees. These funds were raised to meet the working capital requirements of the Company.

Refer also Note 16 "Subsequent Events"

Note 9. Stockholders Equity

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


                                       F17

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9. Stockholders Equity (continued)

On February 1, 1998 the Company commenced a private placement of common shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock of the Company resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

Refer also Note 16 "Subsequent Events"

Note 10. Income taxes

Income taxes reflected in the accompanying statements of operations differ from the amounts computed by applying the US federal tax rate of 36% to loss before taxes as a result of the following:

                                                           Year ended         Year ended        Year ended
                                                         September 30,     September 30,     September 30,
                                                                  1998              1997              1996
                                                         -------------------------------------------------
Computed `expected' tax benefit                            $(2,914,000)      $(1,477,000)      $  (871,000)
Non deductible expenses                                        208,000            85,000            57,000
Change in valuation allowance for deferred tax assets        2,734,802         1,398,621           807,000
Other (net)                                                      7,000             7,000             7,000

                                                         -------------------------------------------------
Income tax expense$                                             35,802       $    13,621       $        --
                                                         =================================================

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                           Year ended         Year ended        Year ended
                                                         September 30,     September 30,     September 30,
                                                                  1998              1997              1996
                                                         -------------------------------------------------
Deferred tax assets:
Net operating loss carry forwards                          $ 5,871,000       $ 2,957,000       $ 1,463,000
Deferred license fee                                                --           170,000           170,000
Investment in affiliated company                                    --                --           375,000
Royalties                                                       92,000           254,000           188,000
Pre operating costs capitalised for tax purposes                 7,000             7,000             7,000
Other                                                          174,000            22,000            13,000

                                                         -------------------------------------------------
Total                                                        6,144,000         3,410,000         2,216,000
Less valuation allowance                                    (6,144,000)       (3,410,000)       (2,216,000)

                                                         -------------------------------------------------
Net deferred tax assets                                    $        --       $        --       $        --
                                                         =================================================

The foreign net operating loss carry forward of approximately $3.0 million may be carried forward


                                       F18

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11. Loss per common share

The Company adopted SFAS No. 128, "Earnings per Share" issued in February 1997. The new pronouncement was effective for periods ending after December 15, 1997, and required restatement of prior periods. Assumed exercise of warrants are not included in the calculation of diluted loss per share of all periods presented since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share does not differ for any period presented.

The following table summarizes securities that were outstanding at September 30, 1998, 1997 and 1996, but not included in the calculation of diluted loss per share because the exercise of such options and warrants would be anti-dilutive.

                                Sept 30, 1998     Sept 30, 1997    Sept 30, 1996

Stock options and warrants          9,183,023         1,198,036          637,619

Note 12. Leases

The Company leases certain office space under lease agreements.

Future minimum lease payments under non-cancelable operating leases as of September 30, 1998, are as follows:

Year ending September 30, 1999                        $270,751
Year ending September 30, 2000                         270,751
Year ending September 30, 2001                         270,751
Year ending September 30, 2002                         270,751
Year ending September 30, 2003                         264,402
Thereafter                                           2,461,973

The amount charged to the consolidated statement of operations for rent expense in the year ended September 30,1998 was $286,043 (1997: $150,137, 1996:
$149,449).

Note 13. Stock options and warrants

Under the Company's 1993 stock option and rights plan (the `Plan'), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. Stock options granted under the Plan may either be incentive stock options or non-qualified stock options for US federal income tax purposes. The Plan provides that the stock option committee of the board of directors may grant stock options or stock appreciation rights with respect of a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

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


                                       F19

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Stock options and warrants (continued)

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

The Company estimated the fair value of these options and warrants using the Black Scholes Valuation method with the following weighted average assumptions: no dividends for all years; expected volatility of 40%; a risk free interest rate of 6.7% and an expected life being the remaining term of the option.

Stock option and warrant activity during the periods indicated is as follows:

                                                   Weighted                    Weighted
                                      Options      Average        Warrants      Average
                                    Number of      Exercise      Number of     Exercise
                                      Shares        Price          Shares       Price
Balance at September 30, 1995         200,000       $1.00               --      $  --

Granted                                40,000        2.08               --         --
Granted                                    --          --          100,000       2.50
Granted                                    --          --          200,000       1.50
Granted                                    --          --          297,619       1.40
Cancelled                            (200,000)       1.00
Exercised                                  --          --               --         --
                                   ----------       -----       ----------      -----
Balance at September 30, 1996          40,000       $2.08          597,619      $1.62

Granted                                    --          --          185,417       2.00
Granted                                10,000        1.25               --         --
Granted                               250,000        1.00          125,000       1.25
Cancelled                             (10,000)      (2.08)              --         --
                                   ----------       -----       ----------      -----
Balance at September 30, 1997         290,000       $1.12          908,036      $1.65

Granted                               200,000        1.00        1,268,351       1.00
Granted                                    --          --          799,996       1.25
Granted                             4,870,000        1.50               --         --
Granted                                    --          --          846,640       2.00
                                   ----------       -----       ----------      -----

Balance at September 30, 1998       5,360,000       $1.46        3,823,023      $1.43
                                   ----------       -----       ----------      -----


                                       F20

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Stock options and warrants (continued)

The range of exercise prices for the options are $1.00 to $2.08. The range of exercise prices for the warrants are $1.00 to $2.50. All the options and warrants shown as at September 30, 1998 and 1997 were exercisable at that date.

The Company applies APB Opinion No.25 in accounting for its stock options issued to employees and, accordingly, no compensation cost has been recognized for its stock options in the financial statements since options were granted at the market price on the date of grant. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and warrants under SFAS No.123, the Company's net losses would have been increased to the pro forma amounts indicated below:

                                      September 30,       September 30,       September 30,
                                               1998                1997                1996
Net loss         - As reported        $  (7,829,742)      $  (3,732,627)      $  (2,695,524)
                 - Pro forma          $  (7,982,663)      $  (3,770,548)      $  (2,711,364)

Loss per share   - As reported
                 - Basic              $       (0.47)      $       (0.27)      $       (0.24)
                 - Diluted            $       (0.47)      $       (0.27)      $       (0.24)

Loss per share   - Proforma
                 - Basic              $       (0.48)      $       (0.27)      $       (0.24)
                 - Diluted            $       (0.48)      $       (0.27)      $       (0.24)

In arriving at such pro-forma amounts, the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996 respectively: no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 6.7% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 1998, 1997 and 1996 were $0.48, $0.68 and $0.64 respectively.

Note 14. Business and credit concentrations

The Company's customers are primarily located in the United Kingdom. One corporate customer accounted for 9% of sales revenue for the year ended September 30, 1998.

No single restaurant credit receivable was greater than 10% of the Company's total restaurant credit receivable balance at September 30, 1998.

One corporate client of the Company's affiliate, NHS, accounted for approximately 8.7% of sales revenues of the Company for the year ended September 30, 1998


                                       F21

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 15. Commitments and Contingencies

Transmedia France

Following a disciplinary committee hearing of the Bank of France in November 1998, Transmedia France was verbally advised that its banking license would be withdrawn and that as a result Transmedia France would be required to cease trading. At a subsequent meeting of the board of directors of Transmedia France it was resolved that the company would cease trading effective December 31, 1998 and that the company would be liquidated on a voluntary basis. This decision was ratified by the shareholders of Transmedia France at an extraordinary general meeting held in December 1998. The Company provided a subordinated loan of FFr1 million (approximately $185,000) to Transmedia France to enable all of its liabilities to be paid in full. The financial statements of Transmedia France for the year ended September 30, 1998 have been presented on a liquidation basis and include a charge of $178,603 in respect of the write down of fixed assets to realizable value and a write-off of $108,225 in respect of restaurant advances not recovered under the subsequent liquidation.

In March 1999 an annual general meeting of shareholders of Transmedia France was held and the shareholders decided to distribute the shares of Transmedia UK plc held by Transmedia France to the Company and Societe Generale, its two shareholders. Societe Generale agreed to sell the 10% interest in Transmedia UK plc it had acquired as a result of the distribution to the Company for FFr35,000 (approximately $6,000). In addition the Company agreed to forgive the FFr1 million subordinated loan, together with accrued interest, net of FFr162,911 due to Transmedia France from the Company. Since September, 30 1998 Transmedia France has recorded a loss of $123,000.

Legal proceedings

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business.

The Company is not aware of any legal proceedings or claims against the Company that will have, individually or in aggregate a material adverse effect on the Company's business, prospects, financial condition and results of operation In the opinion of management there are no lawsuits or claims pending against the Company.

Note 16. Subsequent Events

(a)   Acquisition of the remaining 49% interest in NHS

      On November 17, 1998 the Company and TMAP acquired the remaining 49% of NHS (Refer Note 5 "Investment in Affiliated Companies" for further details).

(b)   April Loan Notes

      As of the date hereof the Company has repaid the three 250,000 pounds sterling promissory notes in full, together with accrued interest. The holder of the 200,000 pounds sterling promissory note has been paid approximately $62,500 in part repayment and has agreed to give the Company additional time to repay the balance of the note, together with accrued interest. The Company granted such holder a conversion privilege to convert the balance of the note, together with accrued interest, into shares of the Company's Common Stock at a conversion price of $0.75 per share.

      In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,998 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at any time through November 1, 2001. In addition.the Company agreed to adjust the exercise price of all warrants issued to the four promissory note holders to a value of $1.00 per share which will be recorded as additional interest expense over the life of the loan.


                                       F22

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      Note 16. Subsequent Events (continued)

(c)   Equity Private Placement

      (i) On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share resulting in net proceeds to the company of $632,000.

      (ii) On January 25, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on February 24, 1999 upon the sale of 700,000 shares of common stock at $1.25 per share resulting in net proceeds to the company of $875,000.

      (iii) On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date of these financial statements the Company had sod 3,000,000 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $2,250,000.

(d)   Acquisition of DSS Direct Connect L.L.C.

      On June 15, 1999 the Company together with TMAP each acquired 50% of the outstanding common stock of DSS Direct Connect L.L.C. The consideration paid by the Company for it 50% interest comprised 4,831,057 shares of the Company's common stock plus $500,000 cash. TMAP paid 4,589,732 shares of its common stock plus $500,000 cash.


                                       F23

                                                                      SCHEDULE I

                   TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
                             AND CONTROLLED ENTITIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED 30 SEPTEMBER 1998

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

                                      Index

                                                                        Page No.

Directors' Report                                                           1-2
Declaration by Directors                                                      3
Profit and Loss Statements                                                    4
Balance Sheets                                                                5
Statement of Cash Flows                                                       6
Notes to and Forming Part of the Financial Statements                      7-25
Independent Audit Report to the Members                                   26-27

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Directors' Report

Your directors submit the financial statements of Transmedia Australia Holdings Pty Limited (parent entity) and its controlled entities for the financial period ended 30 September 1998, together with the related profit and loss account and statement of cashflows for the period then ended and report as follows:

Directors

The name of the directors in office at the date of this report are:

Edward Joseph Guinan
Paul Louis Harrison

Principal Activities

The principal activities of the economic entity during the year were the provision of help line services, operation of a travel agency and travel club.

No significant changes in the nature of these activities occurred during the period.

Results

The net loss for the period after providing for income tax amounted to $3,584,333.

Dividends

No dividends have been paid, declared or recommended during the period.

Share Options

No options for shares in the parent entity have been granted during the period and there were no options outstanding at the end of the period.

Directors Benefits

No director has received or become entitled to receive during or since the financial period, a benefit because of a contract made by the company or a related body corporate with the director, a firm of which a director is a member or an entity in which a director has a substantial financial interest. This statement excludes a benefit included in the aggregate amount of emoluments received, or due and receivable, by directors shown in the company's financial statements for the financial period or the fixed salary of a full-time employee of the company, controlled entity or a related body corporate.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Year 2000

The Year 2000 issue arises because many computerised systems use two digits rather four to identify a year. Date sensitive systems may recognise the Year 2000 as 1900 (or some other date) resulting in errors when information using the year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after 1 January, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could effect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties will, be fully resolved.

Indemnifying Officer or Auditor

The company has not, during or since the financial period, in respect of any person who is or has been an officer or auditor of the company or of a related body corporate:

o indemnified or made any relevant agreement for indemnifying against a liability incurred as an officer or auditor; including costs and expenses in successfully defending legal proceedings; or

o paid or agreed to pay a premium in respect of a contract insuring against a liability incurred as an officer or auditor for the costs or expenses to defend legal proceedings.

Signed in accordance with a resolution of the Board of Directors.


--------------------------------------
Edward J. Guinan - Director


--------------------------------------
Paul L. Harrison - Director

Dated this 28th day of July 1999.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Declaration by Directors

In the opinion of the directors of Transmedia Australia Holdings Pty Limited and its controlled entities:

a)    the financial statements and notes set out on pages 4 to 25:

      (i) give a true and fair view of the financial position of the company and the economic entity as at 30 September 1998 and the performance as represented by results of their operations and their cash flows for the financial period ended on that date; and

      (ii) are in accordance with the Corporations Law and comply with Accounting Standards and the Corporations Regulations, and other mandatory professional reporting requirements; and

b) at the date of this declaration there are reasonable grounds to believe that the company will be able to pay its debts as and when they become due and payable, based upon the ongoing financial support of its controlling entities, Transmedia Asia Pacific Inc and Transmedia Europe Inc (Refer
      Note 1(i)).

This declaration is made in accordance with a resolution by the Board of Directors and is signed for and on behalf of the directors by:


--------------------------------------
Edward J. Guinan - Director


--------------------------------------
Paul L. Harrison - Director

Dated this 28th day of July 1999.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Profit and Loss Statements
for the Period Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                Note                1998              1998
                                                                                       $                 $
Operating profit/(loss) before income tax                        2,3             742,546                 -

Abnormal items before income tax                                  4           (4,046,157)                -
                                                                            ------------        ----------
                                                                              (3,303,611)
Income tax expense attributable to
operating profit/(loss)                                           6              280,722                 -
                                                                            ------------        ----------

Operating loss after income tax                                               (3,584,333)                -

Outside equity interest in operating loss
after income tax  17                                                          (1,716,110)                -

Accumulated losses at the beginning
of the financial year                                                                  -                 -

Dividends paid or proposed                                                             -                 -
                                                                            ------------        ----------
Accumulated losses at the end of the financial year                           (1,868,223)                -
                                                                            ============        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Balance Sheet as at 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                Note                1998              1998
                                                                                       $                 $
CURRENT ASSETS
Cash                                                              7            2,184,772                 -
Receivables                                                       8              763,352                 -
                                                                            ------------        ----------
TOTAL CURRENT ASSETS                                                           2,948,124                 -
                                                                            ------------        ----------

NON CURRENT ASSETS
Investments                                                       9                2,810         6,437,349
Property, plant and equipment                                    10              322,287                 -
Intangibles                                                      11            2,273,832                 -
Other                                                            12               85,024                 -
                                                                            ------------        ----------
TOTAL NON-CURRENT ASSETS                                                       2,683,953         6,437,349
                                                                            ------------        ----------

TOTAL ASSETS                                                                   5,632,077         6,437,349
                                                                            ------------        ----------

CURRENT LIABILITIES
Creditors                                                        13            1,662,789                 -
Borrowings                                                                             -                 -
Provisions                                                       14              662,603                 -
                                                                            ------------        ----------
TOTAL CURRENT LIABILITIES                                                      2,325,392                 -
                                                                            ------------        ----------

NON CURRENT LIABILITIES
Provisions                                                       14               29,866                 -
Borrowings                                                       15            3,700,348         3,277,545
                                                                            ------------        ----------
TOTAL NON CURRENT LIABILITIES                                                  3,730,214         3,277,545
                                                                            ------------        ----------

TOTAL LIABILITIES                                                              6,055,606         3,277,545
                                                                            ------------        ----------
NET ASSETS/(LIABILITIES)                                                        (423,529)        3,159,804
                                                                            ============        ==========

SHAREHOLDERS' EQUITY
Share capital                                                    16            3,159,804         3,159,804
Accumulated losses                                                            (1,868,223)                -
                                                                            ------------        ----------
Shareholders equity attributable to members
of the parent entity                                                           1,291,581         3,159,804
Outside equity interests in controlled entities                  17           (1,715,110)                -
                                                                            ------------        ----------

(EXCESS OF ACCUMULATED LOSSES
OVER SHARE CAPITAL)/TOTAL EQUITY                                                (423,529)        3,159,804
                                                                            ============        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Statement of Cashflows
for the period ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                   Note             1998              1998
                                                                                       $                 $
CASHFLOW FROM OPERATING ACTIVITIES
Receipts from customers                                                       18,063,559                 -
Payments to suppliers and employees                                          (17,448,611)                -
Interest received                                                                 53,794                 -
Interest paid                                                                    (42,389)                -
                                                                            ------------        ----------
Net cash from operating activities                                 21(b)         626,353                 -
                                                                            ------------        ----------
CASHFLOW FROM INVESTING ACTIVITIES
Payment for plant and equipment                                                  (54,714)                -
Purchase of subsidiaries and businesses, net of
 cash received                                                     21(c)      (6,838,387)       (6,437,349)
                                                                            ------------        ----------
Net cash used in investing activities                                         (6,893,101)       (6,437,349)
                                                                            ------------        ----------

CASHFLOW FROM FINANCING ACTIVITIES
Repayment of borrowings                                                         (307,742)                -
Proceeds from borrowings                                                       3,678,583         3,277,545
Proceeds from issue of shares                                                  3,160,805         3,159,804
                                                                            ------------        ----------
Net cash provided from financing activities                                    6,531,646         6,437,349
                                                                            ------------        ----------

Net increase in cash held                                                        264,898                 -
Cash at beginning of financial period                              21(c)       1,919,874                 -
                                                                            ------------        ----------
Cash at end of financial period                                    21(a),7     2,184,772                 -
                                                                            ------------        ----------

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To and Forming Part of the Financial Statements
For The Year Ended 30 September 1998

Note 1: Statement of Significant Accounting Policies

The financial statements are a general purpose financial report that have been prepared in accordance with applicable Accounting Standards and other mandatory professional reporting requirements and the Corporations Law. The financial statements have also been prepared on the basis of historical costs and do not take into account changing money values or, except where stated, current valuations of non-current assets.

Cost is based on the fair values of the consideration given in exchange for assets. The accounting policies have been consistently applied, unless otherwise stated.

The following is a summary of the material accounting policies adopted by the economic entity in the preparation of the financial statements.

(a)   Principles of Consolidations
      The consolidated accounts comprise the accounts of Transmedia Australia Holdings Pty Limited and of its controlled entity.

      A controlled entity is any entity controlled by Transmedia Australia Holdings Pty Limited. Control exists where Transmedia Australia Holdings Pty Limited has the capacity to dominate the decision making in relation to the financial and operating policies of another entity so that the other entity operates with Transmedia Australia Holdings Pty Limited to achieve the objectives of Transmedia Australia Holdings Pty Limited. Details of the controlled entities are contained in Note 9(a).

      All inter-company balances and transactions between entities in the economic entity, including any unrealised profits or losses, have been eliminated on consolidation.

      Where a controlled entity has entered or left the economic entity during the year its operating results have been included from the date control was obtained or until the date control ceased.

(b)   Income Tax
      The economic entity adopts the liability method of tax-effect accounting whereby the income tax expense shown in the profit and loss account is based on the operating profit before income tax adjusted for any permanent differences.

Timing differences which arise due to the different accounting periods in which items of revenue and expense are included in the determination of operating profit before income tax and taxable income are brought to account either as provision for deferred income tax or an asset described as future income tax benefit will be received or the liability will become payable.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To and Forming Part of the Financial Statements
For The Year Ended 30 September 1998

Note 1: Statement of Significant accounting Policies (continued)

Future income tax benefits are not brought to account unless realisation of the asset is assured beyond any reasonable doubt. Future income tax benefits in relation to tax losses are not brought to account unless there is virtual certainty of realisation of the benefit.

The amount of benefits brought to account or which may be realised in the future is based on the assumption that no adverse change will occur in income taxation legislation, and the anticipation that the economic entity will derive sufficient future assessable income to enable the benefit to be realised and comply with the conditions of deductibility imposed by the law.

(c)   Property, Plant and Equipment

      Property, plant and equipment are brought to account at cost or at independent or directors' valuation, less where applicable, any accumulated depreciation or amortisation. The carrying amount of property, plant and equipment is reviewed annually by directors to ensure it is not in excess of the recoverable amount from those assets. The recoverable amount is assessed on the basis of the expected net cash flows which will be received from the assets employment and subsequent disposal. The expected net cash flows have not been discounted to present values in determining recoverable amounts.

      The depreciable amount of all fixed assets including buildings and capitalised leased assets, but excluding freehold land, are depreciated on a straight line basis over their estimated useful lives to the entity commencing from the time the asset is held ready for use. Leasehold improvements are amortised over the shorter of either the unexpired period of the lease or the estimated useful lives of the improvements.

      The depreciation rates used for each class of asset are:

      Plant and equipment                                      10-15%

(d)   Leases

      Leases of fixed assets, where substantially all the risks and benefits incidental to the ownership of the asset, but not the legal ownership, are transferred to the entities within the economic entity are classified as finance leases. Finance leases are capitalised, recording an asset and a liability equal to the present value of the minimum lease payments, including any guaranteed residual values. Leased assets are amortised on a straight line basis over their estimated useful lives where it is likely that the economic entity will obtain ownership of the asset or over the term of the lease. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To and Forming Part of the Financial Statements
For The Year Ended 30 September 1998

Note 1: Statement of Significant accounting Policies (continued)

      Lease payments for operating leases, where substantially all the risks and benefits remain with the lessor, are charged as expenses in the periods in which they are incurred.

      Lease incentives received under operating leases are recognised as a liability. Lease payments received reduced the liability.

(e)   Investments

      Non-current investments are brought to account at cost or at directors' valuation. The carrying amount of investments is reviewed annually by directors to ensure it is not in excess of the recoverable amount of these investments. The recoverable amount is assessed from the shares' market value or the underlying net assets in the particular companies. The expected net cash flows from investments have not been discounted to their present value in determining the recoverable amounts.

      Dividends are brought to account in the profit and loss account when received except for dividends from controlled entities which are brought to account when they are proposed by the controlled entity or from associates that are accounted for in accordance with the equity method of accounting.

      The equity method of accounting has been applied and recognised in the financial statements in relation to all associated companies. An associated company is a company over which the economic entity is able to exercise significant influence.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To and Forming Part of the Financial Statements
For The Year Ended 30 September 1998

Note 1: Statement of Significant accounting Policies (continued)

(f)   Intangibles

      Goodwill

      Goodwill and goodwill on consolidation are initially recorded at the amount by which the purchase price for a business or for an ownership interest in a controlled entity exceeds the fair value attributed to its net tangible assets at date of acquisition. Both purchased goodwill and goodwill on consolidation are amortised on a straight line basis over the period of 15 years. The balances are reviewed annually and any balance representing future benefits, the realisation of which is considered to be no longer probable are written off.

      During the financial period, a total of $3,238,324 was written off due to the uncertainty of the future benefits expected to arise from Loyalty Benefit Contracts and associated Restraint of Trade payments. Refer to
      Note 4.

(g)   Foreign Currency Transactions and Balances

      Foreign currency transactions during the year are converted to Australian currency at the rates of exchange applicable at the dates of the transactions. Amounts receivable and payable in foreign currencies at balance date are converted at the rates of exchange ruling at that date.

      The gains and losses from conversion of short-term assets and liabilities, whether realised or unrealised, are included in operating profit before income tax as they arise.

      Exchange differences arising on hedged transactions undertaken to hedge foreign currency exposures, other than those for the purchase and sale of goods and services, are brought to account in the profit and loss account when the exchange rates change. Any material gain or loss arising at the time of entering into hedge transaction is deferred and brought to account in the profit and loss account over the lives of the hedges.

      Costs or gains arising at the time of entering hedged transactions for the purchase and sale of goods and services, and exchange differences that occur up to the date of purchase or sale are deferred and included in the measurement of the purchase or sale.

      Gains and losses from speculative foreign currency transactions are brought to account in the profit and loss account when the exchange rates change.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To and Forming Part of the Financial Statements
For The Year Ended 30 September 1998

Note 1: Statement of Significant accounting Policies (continued)

(h)   Employee Entitlements

      Provision is made for the economic entity's liability for employee entitlements arising from services rendered by employees to balance date. Employee entitlements expected to be settled within one year together with entitlements arising from wages and salaries, annual leave and sick leave which will be settled after one year, have been measured at their nominal amount. Other employee entitlements payable later than one year have been measured at the present value of the estimated future cash outflows to be made for those entitlements.

      Contributions are made by the economic entity to an employee superannuation fund and are charged as expenses when incurred.

(i)   Going Concern

      At the balance sheet date the economic entity has net liabilities of $423,529. The directors have received assurance from their controlling entities Transmedia Asia Pacific Inc and Transmedia Europe Inc that they will provide financial support for the next 12 months such that the economic entity can pay their debts as and when they fall due. It is anticipated that additional funds will be required in order to support the expansion of operations and to fund the ongoing operations.

(j)   Revenue Recognition

      Operating Revenue

      Operating revenue comprises revenue earned from the provision of services to customers. This revenue is primarily recognised when received or receivable with allowance made for revenue received in advance of the provision of services at year end.

      Unearned Income

      Unearned Income represents income identified as received in advance for services to be provided beyond the year end and income deferred with respect to two specific contracts. In keeping with the deferral policy adopted by the vendors of the business, revenue from contacts with Australian Alliance Insurance and Royal and Sun Alliance Insurance in July 1996 were deferred on a straight line basis over 3 years. The final year's deferral of $124,208 represented as unearned income at 30 September 1998, will be brought to account as income during the 30 September 1999 year.

(k)   Comparative Figures

      The parent entity was incorporated on 11 September 1997 and commenced operation during the period in December 1997. Therefore no comparative figures are shown in these financial statements.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To and Forming Part of the Financial Statements
For The Year Ended 30 September 1998

Note 1: Statement of Significant accounting Policies (continued)

(l)   Receivables

      Trade debtors are recognised when the risks and rewards of ownership of the underlying sales transactions have passed to customers. This event usually occurs on delivery of service to customers. Trade debtors are recorded at nominal amounts. Credit terms are 30 days generally and travel agency operations are on a COD basis. Collectability of overdue accounts is assessed on an ongoing basis. Specific provision is made for all doubtful accounts.

(m)   Trade and Other Creditors

      These amounts represent unpaid liabilities for goods received and services provided to the company and economic entity prior to the end of the financial year. The amounts are unsecured and are normally settled within 30 to 120 days.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

Note 2: Operating Revenue

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
The operating loss is after crediting the
following income:

Sales revenue                                                                 18,133,854                 -
Interest received - other services                                                54,774                 -
Commission received                                                              801,375                 -
Other revenue                                                                      2,190                 -
Proceeds from sale of non-current assets                                          18,500                 -
                                                                             -----------        ----------
Total operating revenues                                                      19,010,693                 -
                                                                             ===========        ==========

Note 3: Operating Income and Expenses

The operating loss is after:

a)  Charging the following expenses:

Bad debts written off (recovered)                                                 12,201                 -
Movement in provision -  Doubtful debts                                            1,000                 -
                      -  Loans                                                   627,834                 -
                      -  Employee Entitlements                                   232,896                 -
Depreciation                                                                     119,431                 -
Interest paid
- Related parties                                                                 39,075                 -
- Other persons                                                                    2,576                 -

Amortisation - Preliminary costs                                                   1,049                 -
             - Intangible assets                                                 125,180                 -
                                                                             ===========        ==========

b)  Crediting as Income:

Net gain on sale of non-current assets                                             7,948                 -
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 4:  Abnormal Items

Provision for redundancy                                                         116,487                 -
Provision for employee entitlements
 referable to period before business acquired                                     63,511                 -
Loan receivable provision                                                        627,834                 -
Intangible assets written off                                                  3,238,325                 -
                                                                             -----------        ----------
                                                                               4,046,157                 -
Income tax benefit attributable                                                  (64,799)                -
                                                                             -----------        ----------
                                                                               3,981,358                 -
                                                                             ===========        ==========

Note 5:  Auditors Remuneration

Remuneration of the auditor of the parent entity for:
-        auditing or reviewing the accounts                                            -                 -
-        other services                                                                -                 -

Remuneration of other auditors of subsidiaries for:
-        auditing or reviewing the accounts                                       32,000                 -
-        other services                                                           15,921                 -
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 6:  Income Tax Expense

a)       Income tax expense

         The difference between income tax expenses provided in the financial statements and the prima facie income tax expense is reconciled as follows:

         Prima facie tax benefit on operating loss at 36%                     (1,189,300)                -

         Tax effect of permanent differences:
         Loan receivable provision                                               226,020                 -
         Other                                                                    21,787                 -
         Legal Fees                                                               11,353                 -
         Amortisation & Write off of intangibles                               1,210,862                 -
                                                                             -----------        ----------
         Tax income tax attributable to operating loss                           280,722                 -
                                                                             ===========        ==========

b)       Franking Credits

         Balance of franking credits arising from payment
         of income tax payable                                                   594,905                 -
                                                                             -----------        ----------

Note 7:  Cash

Client Accounts (1)                                                              927,372                 -
Petty cash imprest account                                                           201                 -
Cash at bank                                                                     710,105                 -
Deposits (short term)                                                            547,094                 -
                                                                             -----------        ----------
                                                                               2,184,772                 -
                                                                             ===========        ==========

(1) Represents cash held for payment of client travel liabilities for travel agency operations.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 8: Current Receivables

Trade debtors                                                                    749,246                 -
Provision for bad debts                                                           (1,000)                -
Sundry debtors and prepayments                                                    15,106                 -
Amounts receivable from related corporations:
-        Money in Practice Pty Limited                                            80,500                 -
-        Nationwide Response Helpline Pty Ltd                                      4,000                 -
-        ICON Group Services                                                     543,334                 -
         Less provision                                                         (627,834)                -
                                                                             -----------        ----------
                                                                                 763,352                 -
                                                                             ===========        ==========

Note 9:  Investments

Investments comprise:
Shares in listed corporations at cost                                              1,900                 -
Shares in controlled entities at cost:
-        NHS Australia Pty Limited                                                     -         6,437,348
-        Transmedia Travel Holdings Pty Ltd                                            -                 1
Shares in other related corporations at cost:
-        Nationwide Response Helpline Pty Ltd                                        910                 -
                                                                             -----------        ----------
                                                                                   2,810         6,437,349
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

Note 9: Investments (continued)

a) Subsidiaries and contribution to consolidated Profit/loss

                                                                                 Percentage
                                                                                 Ownership
Parent entity:
Transmedia Australia Holdings Pty Limited                                              -

Subsidiaries:
NHS Australia Pty Limited                                                             51
Teletravel Centre Pty Limited                                                        100
Transmedia Australia Travel Holding Pty Limited                                      100
Breakaway Travel Pty Limited                                                         100

All companies are incorporated in Australia.

b)  Controlled Entities acquired:

On 3 December 1997 the parent entity acquired 51% of voting shares including anoption to acquire the remaining 49% of NHS Australia Pty Limited, for a purchase consideration of $6,003,386.

On 11 September 1997 the parent entity acquired 100% of voting shares of Transmedia Australia Travel Holdings for $1.

On 22 May 1998 Transmedia Australia Travel Holdings Pty Limited acquired 100% of voting shares Breakaway Travel Pty Limited for $401,038.

Note 10:  Property and Equipment

Office equipment at cost                                                         921,564                 -
Less accumulated depreciation                                                    641,286                 -
                                                                             -----------        ----------
                                                                                 280,278                 -
                                                                             -----------        ----------

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 10:  Property and Equipment (continued)

Office furniture and fittings at cost                                             48,593                 -
Less accumulated depreciation                                                     12,792                 -
                                                                             -----------        ----------
                                                                                  35,801                 -
                                                                             -----------        ----------

Motor Vehicles at cost                                                            15,998                 -
Less accumulated depreciation                                                      9,790                 -
                                                                             -----------        ----------
                                                                                   6,208                 -
                                                                             -----------        ----------
Total plant and equipment                                                        322,287                 -
                                                                             ===========        ==========

Note 11:  Intangibles

Goodwill on acquisition was represented by:
Loyalty Benefit Contracts                                                      3,138,324                 -
Restraint of Trade Payment                                                       100,000                 -
Goodwill                                                                       2,401,528                 -
                                                                             -----------        ----------
                                                                               5,639,852                 -
                                                                             ===========        ==========

The above acquisition costs have been accounted for as follows:
Restraint of Trade Payment and Loyalty Benefit Contracts                       3,238,324                 -
Written off in this period                                                    (3,238,324)                -
                                                                             -----------        ----------
                                                                                       -                 -
                                                                             ===========        ==========

Goodwill on acquisition                                                        2,401,528                 -
Accumulated amortisation                                                        (127,696)                -
                                                                             -----------        ----------
                                                                               2,273,832                 -
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 12:  Other

Future income tax benefit                                                         85,024                 -
                                                                             ===========        ==========

Note 13:  Current Creditors

Unearned income                                                                  164,197                 -
Trade creditors                                                                  684,475                 -
Sundry creditors and accruals                                                    309,939                 -
Client deposits                                                                  504,178                 -
                                                                             -----------        ----------
                                                                               1,662,789                 -
                                                                             ===========        ==========

Note 14:  Provisions
a) Current
Employee entitlements                                                            127,037                 -
Redundancy                                                                       116,487                 -
Income Tax                                                                       419,079                 -
                                                                             -----------        ----------
                                                                                 662,603                 -
                                                                             ===========        ==========
b)  Non Current
Employee Entitlements                                                             25,274                 -
Provision for deferred income tax                                                  4,592                 -
                                                                             -----------        ----------
                                                                                  29,866                 -
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 15:  Non-Current Borrowings

Hire Purchase liability                                                           21,765                 -
Loan - Transmedia Asia Pacific Inc.                                            1,839,291         1,638,772
Loan - Transmedia Europe Inc.                                                  1,839,292         1,638,773
                                                                             -----------        ----------
                                                                               3,700,348         3,277,545
                                                                             ===========        ==========

Loans are unsecured, denominated in Australian dollars, interest free and with no fixed repayment terms.

Note 16: Share Capital

Issued and paid up capital
2 ordinary shares of $1 each                                                   3,159,804         3,159,804
                                                                             ===========        ==========

Note 17:  Outside Equity Interests in Controlled Entities

Outside equity interest comprising:
Share capital                                                                      1,000                 -
Accumulated losses                                                            (1,716,110)                -
                                                                             -----------        ----------
                                                                              (1,715,110)                -
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 18:  Commitments and Contingencies

a) Operating lease expenditure contracted for is payable as follows:

Not later than one year                                                           33,969                 -
Later than one year but not later than two years                                       -                 -
Later than two years but not later than five years                                     -                 -
Due after five years                                                                   -                 -
                                                                             -----------        ----------
                                                                                  33,969                 -
                                                                             ===========        ==========

b)  Contingent Liabilities:

Funds with the Colonial State bank totalling
$508,440 as at 30 September 1998 secure guarantees
given for obligations of:
-  Teletravel Centre Pty Ltd (a subsidiary company)                              130,005                 -
-  ICON Services Pty Ltd
   (a company associated with a former director)                                 313,627                 -
                                                                             -----------        ----------
                                                                                 443,632                 -
                                                                             ===========        ==========

Note 19:  Segment Reporting

                                        Helpline            Travel          Eliminations         Economic
                                        Services                                                   Entity
                                            $                 $                   $                  $
Revenue                                3,899,404        15,111,289                     -       19,010,693
Results - Profit/(loss)(3,502,265)       (38,799)          (43,269)           (3,584,333)
Assets                                 3,963,838         1,781,544              (113,305)       5,632,077

b)  Geographic Segments

The economic entity operates in Australia.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

Note 20: Events Subsequent to Balance Date

Since the end of the financial period the Transmedia Group acquired the 49% of issued capital of controlled entity NHS Australia Pty Limited held by outside equity holders for $2,500,000. This acquisition was financed by Transmedia Asia Pacific Inc. via a Promissory Note of $US3,400,000 payable on 15 November 1999 to FAI General Insurance Company Limited. This borrowing is secured by a guarantee by and charge over the assets of the parent entity.

Note 21: Cashflow Information

(a)   Reconciliation of cash

For the purpose of this statement of cashflows, cash includes:

      (i) cash on hand and in at call deposits with banks of financial institutions, net of bank overdrafts; and

      (ii) investments in money market instruments maturing within less than one month.

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 21:  Cashflow Information (continued)

(b) Reconciliation of Cash Flow from Operations with Operating loss after Income Tax

Operating loss after income tax                                               (3,584,333)                -
Non-cash flow in operating loss:
-  Depreciation                                                                  119,431                 -
-  Transfers to/(from) provisions                                                861,730                 -
-  (Profits)/losses on disposal of non current assets                             (7,948)                -
Amortisation                                                                   3,364,554                 -
Increase/(decrease) in tax payable                                               354,209                 -
Increase/(decrease) in FITB                                                      (85,024)                -
Increase/(decrease in DITL                                                         4,592                 -
Write off bad debts                                                               12,201                 -
Changes in assets and liabilities
-  Decrease/(Increase) in prepayments                                             46,053                 -
-  Decrease/(Increase) in trade and sundry debtors                              (137,634)                -
-  (Decrease)/Increase in trade creditors,
   sundry creditors and provisions                                              (321,478)                -
                                                                             -----------        ----------
Cashflow from operations                                                         626,353                 -
                                                                             ===========        ==========

c) Acquisition of Controlled Entities and Businesses

During the financial period the controlling entity acquired the following:
- National Helpline Services business
- Teletravel Centre Pty Limited
- Breakaway Travel

Aggregate details of these transactions are:
Consideration                                                                  8,758,261         7,687,221
Cash acquired                                                                 (1,919,874)       (1,249,874)
                                                                             -----------        ----------
Outflow of cash                                                                6,838,387         6,437,349
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 21:  Cashflow Information (continued)

Fair value of net assets of entity acquired
- Property, plant and equipment                                                  380,446           335,446
- Investments                                                                      2,810             2,810
- Cash                                                                         1,919,874         1,249,874
- Loans to related parties                                                       314,231           314,231
- Trade debtors                                                                  640,366           442,407
- Other debtors                                                                    8,264             8,264
- Prepayment                                                                      58,809            25,809
- Trade Creditors                                                             (1,094,381)         (505,381)
- Other payables                                                                (973,031)         (829,165)
- Hire purchase                                                                  (52,505)          (52,505)
- Loans from related entities                                                     (1,981)           (1,981)
                                                                             -----------        ----------
                                                                               1,202,902           989,809
Goodwill on acquisition                                                        5,634,444         5,447,540
                                                                             -----------        ----------
Consideration (outflow of cash)                                                6,837,346         6,437,349
                                                                             ===========        ==========

Note 22:  Related Party Transactions

a) The ultimate parent entities are Transmedia Asia Pacific Inc and Transmedia Europe Inc. both incorporated in the United States of America.

b) Loans payable to controlling entities interest free with fixed repayment terms:

      Transmedia Asia Pacific Inc.                                             1,839,291         1,638,772
      Transmedia Europe Inc.                                                   1,839,292         1,638,773
                                                                             -----------        ----------
                                                                               3,700,348         3,700,348
                                                                             ===========        ==========

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

                                                                         Economic Entity     Parent Entity
                                                                                    1998              1998
                                                                                       $                 $
Note 22:  Related Party Transactions (continued)

c) Loans to associated and director related company's fully provided for during the period.

         Money in Practice Pty Limited                                            80,500                 -
         Nationwide Response Helpline Pty Ltd                                      4,000                 -
         ICON Group Services                                                     543,334                 -
         Less provision                                                         (627,834)                -
                                                                             -----------        ----------
                                                                                       -                 -
                                                                             ===========        ==========

d)       Directors Remuneration

         Income paid or payable to all directors of each
         entity in the economic entity of which they are
         directors and any related parties.                                       66,395                 -

         Income paid to all directors of the parent entity
         by the parent entity and any related parties.                                 -                 -

                                                                                     No.               No.
         Number of parent entity directors whose income from the parent entity and any related parties was within the following bands:

         $0 - $9999                                                                    8                 2
         $20,000 - $29,999                                                             1                 -
         $40,000 - $49,999                                                             1                 -

e)       Directors in Office

         The names of the parent entity directors who have held office during the financial year are:

         Paul L Harrison
         Edward Guinan
         Richard Wong (Resigned 29/1/99)

TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED
AND CONTROLLED ENTITIES
ACN 080 040 446

Notes To And Forming Part of the Financial Statements for the Year Ended 30 September 1998

Note 23:  Financial Instruments

a)       Interest rate risk exposures

         The economic entity's exposure to interest rate risk and the effective weighted average interest rate for each class of financial assets and financial liabilities is set out below:

         Financial Assets                               Floating Interest
                                                               Rate

         Cash at bank                                       1,637,678
         Deposits                                             547,094
                                                           ----------
                                                            2,184,772
                                                           ----------

         Weighted Average interest rate                          3.75%

b)       Credit Risk Exposure

         Credit risk is the risk that counter parties to a financial asset will fail to discharge their obligations, causing the economic entity to incur a financial loss.

         On balance sheet financial instruments

         The credit risk exposure of the economic entity to financial assets, excluding investments in shares, which have been recognised on the balance sheet, is generally the carrying amount, net of any provisions for doubtful debts.

         The economic entity attempts to minimise credit risk exposure on trade debtors by undertaking transactions with a large number of customers and counter parties in business sectors. The economic entity had no concentrations of credit risk on trade and term debtors due from customers at balance date except for amounts receivable from Westpac Banking Corporation comprising approximately 20% of trade debtors.

c)       Net Fair Values of Financial Assets and Liabilities

         On balance sheet financial instruments The carrying amounts of cash, cash equivalents and non interest bearing monetary financial assets and liabilities (eg accounts receivable and payable) approximate net fair value.

                 INDEPENDENT AUDITORS' REPORT TO THE MEMBERS OF
                   TRANSMEDIA AUSTRALIA HOLDINGS PTY. LIMITED

Scope

We have audited the financial statements of Transmedia Australia Holdings Pty Limited for the financial period ended 30 September 1998 as set out on pages 3 to 24. The financial statements include the consolidated accounts of the consolidated entity comprising the company and the entities it controlled at the periods end or from time to time during the financial period. The company's directors are responsible for the financial statements. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the company.

Our audit has been conducted in accordance with Australian Auditing Standards to provide reasonable assurance whether the financial statements are free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial statements, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion whether, in all material respects, the financial statements are presented fairly in accordance with Accounting Standards and other mandatory professional reporting requirements and statutory requirements so as to present a view which is consistent with our understanding of the company's and the economic entity's financial position, and performance as represented by the results of their operations and their cash flows.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion

In our opinion, the financial statements of Transmedia Australia Holdings Pty Limited are in accordance with:

a)    The Corporations Law, including:

      i) giving a true and fair view of the company's and the consolidated entity's financial position as at 30 September 1998 and of their performance for the period on that date; and

      ii) complying with Accounting Standards and the Corporations Regulations; and

b)    Other mandatory professional reporting requirements.

Inherent Uncertainty Regarding Continuation as a Going Concern

Without qualification to the opinion expressed above, attention is drawn to the following matter. As described in Point b of the Declaration by Directors and in
Note 1(i) to the financial statements, the company is dependent upon receiving continued financial support from its controlling entity, Transmedia Asia Pacific Inc to continue to operate as a going concern and therefore whether it will realise its assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial statements. The directors of Transmedia Asia Pacific Inc have provided assurances that they will meet the payment of debts of the company as and when they fall due should the company be unable to do so. In order for Transmedia Asia Pacific Inc and Transmedia Europe Inc to provide the continuing support it will be necessary for that company to raise additional funds from one or more sources, including bank loans or other debt financings, equity financings, or sale of sub-licences or franchises.

BDO International
Chartered Accountants
Sydney


Stephen La Greca
Partner

Dated this 28 day of July 1999.

Transmedia Europe, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years ended September 30, 1998, 1997 and 1996

Column A                                        Column B                 Column C                Column D       Column E
                                                                         Additions              Deductions     Balance at
Description                                     Balance at       Charged to       Acquisition   (describe)    End of Period   Notes
                                                Beginning        Costs and      of Subsidiaries
                                                of Period        Expenses
Allowance for Irrecoverable
Restaurant Credits

                                   1996          357,557           41,771                                         399,328
                                   1997          399,328          245,955            20,851                       666,134
                                   1998          666,134          391,546                        (716,876)        340,804       1

Note 1. The deduction of $716,876 relates to the write-off of certain irrecoverable restaurant credits in Transmedia UK