Form 10-Q
period 1998-12-31
TRANSMEDIA EUROPE INC
filed 2000-05-31
CIK 906908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------
                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

                         Commission file number 0-24404
                                                -------

                             TRANSMEDIA EUROPE, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                           13-3701141
---------------------------------                    -------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation of organization)                          Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                          ----------------------------
                             (Registrant's telephone
                           number including area code)

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

            34,867,431 Shares, $.00001 par value, as of May 19, 2000
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                            December 31,   September 30,
                                                                    1998            1998
                                                             (Unaudited)       (Audited)
                                                            ------------   -------------
Assets
------

Current assets

Cash and cash equivalents                                    $  679,870      $   747,913

Trade accounts receivable                                       516,019          656,859

Restaurant credits (net of allowance for irrecoverable
credits of  $ 248,038 as of December 31, 1998 and
$ 340,804 as of September 30, 1998)                             894,052        1,075,406

Amounts due from related parties (note 7)                     1,596,241        2,780,234

Prepaid expenses and other current assets                       293,100          380,440
                                                             ----------      -----------

Total current assets                                          3,979,282        5,640,852
                                                             ----------      -----------

Non current assets

Investment in affiliated company (Note 5)                       279,797          311,756

Office furniture and equipment, (net of accumulated
depreciation  of  $ 896,760 as of December 31, 1998 and
$1,037,004 as of September 30, 1998)                            253,889          284,602

Goodwill, (net of accumulated
amortization of  $ 751,993 as of December 31, 1998 and
$ 678,166 as of September 30, 1998)(note 6)                   3,703,201        3,686,832

Intangible and other assets, (net of accumulated
amortization of  $662,520 as of December 31, 1998 and
$ 631,944 as of September 30, 1998)(note 6)                   1,358,764          989,340

Restricted cash and cash equivalents                            138,830          138,830

Other assets                                                     27,252           16,753

                                                             ----------      -----------
Total non-current assets                                      5,761,733        5,428,113
                                                             ----------      -----------

TOTAL ASSETS                                                 $9,741,015      $11,068,965
                                                             ==========      ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

                                                                December 31,      September 30,
                                                                        1998               1998
                                                                 (Unaudited)          (Audited)
                                                                ------------      -------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities

Trade accounts payable                                          $  1,611,532       $  2,146,034
Bank lines of credit                                                 309,280            516,471
Deferred income                                                      784,966            721,542
Accrued liabilities                                                2,166,226          2,062,879
Liability for sign on fees                                                --            296,500
Amount due to related parties (note 7)                             2,314,428          2,316,405
Notes payable                                                      4,580,670          4,740,000
                                                                ------------       ------------
Total Current Liabilities                                         11,767,102         12,799,831

Non-current liabilities                                               58,515             27,676
                                                                ------------       ------------
Total liabilities                                                 11,825,617         12,827,507
                                                                ------------       ------------

Minority interest                                                     86,362            585,421

Stockholders' equity

6 1/2% Convertible preferred stock, $0.01 par value per
share, 5,000,000 shares authorized, 590,857 issued and
outstanding shares as of December 31,1998 and
September 30, 1998                                                     5,909              5,909

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares;
(19,819,121 issued and outstanding as of December 31, 1998
and 18,376,454 as of September 30, 1998)                                 198                184

Additional paid in capital                                        18,250,702         17,018,781

Treasury stock (at cost, 196,995 shares)                            (517,112)          (517,112)

Cumulative foreign currency translation                             (453,047)          (366,808)
adjustment

Accumulated deficit                                              (19,457,614)       (18,484,917)
                                                                ------------       ------------
Total Stockholders' Equity                                        (2,170,964)        (2,343,963)
                                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  9,741,015       $ 11,068,965
                                                                ============       ============

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                Three months       Three months
                                                       ended              ended
                                                December 31,       December 31,
                                                        1998               1997
                                                ------------       ------------

Total revenues                                     2,720,439          2,982,860

Cost of revenues                                  (1,713,712)        (1,820,722)
                                                ------------       ------------

Gross profit                                       1,006,727          1,162,138

Selling, general and
administrative expenses                           (1,690,308)        (3,104,445)
                                                ------------       ------------

Loss from operations                                (683,581)        (1,840,678)

Share of profits/(losses) and amortization
goodwill of affiliated companies                     (31,959)            19,271

Interest income/(expense)                           (136,515)           (34,887)
                                                ------------       ------------

Loss before income taxes                            (852,055)        (1,957,923)

Income taxes                                               -                  -
                                                ------------       ------------

Loss after income taxes                             (852,055)        (1,957,923)

Minority Interest                                    (87,037)            92,083

Preferred share dividends                            (33,605)           (33,605)
                                                ------------       ------------

Net loss                                        $   (972,697)      $ (1,899,445)
                                                ============       ============

Loss per common share                              $ ( 0.05)          $ ( 0.13)

Weighted average number of common
shares outstanding                                19,199,642         14,610,888
                                                ============       ============

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                Three months     Three months
                                                       ended            ended
                                                December 31,     December 31,
                                                        1998             1997
                                                ------------     ------------

Net loss                                          $  (972,697)    $(1,899,445)

Other comprehensive income (loss)

       Foreign currency translation adjustment        (86,329)         38,829
                                                  -----------     -----------

Comprehensive loss                                $(1,059,026)    $(1,860,616)
                                                  ===========     ===========

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                    Three months ended  Three months ended
                                                     December 31, 1998   December 31, 1997
                                                    ------------------  ------------------

Cash flows from Operating Activities:
- Net loss                                                 $  (972,697)        $(1,899,445)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation of property and equipment                       119,209              96,306
- Amortization: Goodwill                                        73,827                  --
- Amortization: Affiliates                                       2,292                  --
- Amortization: Intangibles                                     30,576              27,243
- Provision for irrecoverable restaurant credits               (92,766)           (100,000)
- Share of losses of affiliates                                 31,959             (19,271)
- Minority interests                                            87,037             (92,083)

Changes in assets and liabilities:
- Trade accounts payable                                      (534,502)             66,217
- Accrued liabilities                                         (169,484)             86,772
- Restaurant credits                                           274,120              92,980
- Prepaid expense and other current assets                      87,340             194,983
- Trade accounts receivable                                    140,840            (383,880)
- Deferred income                                               63,424             (37,986)
- Accrued sign-on fees                                        (296,500)          1,428,571
- Other assets                                                 (10,499)                 --
- Non-current liabilities                                       30,839                  --
- Accrued interest                                               7,831                  --
                                                           -----------         -----------
Net cash used in operating activities                       (1,129,446)           (539,593)
                                                           -----------         -----------
Cash flows from investing activities:
- Purchase of NAMA                                            (100,000)                 --
- Purchase of Porkpine                                         (25,575)         (1,000,000)
- Purchase of property and equipment                           (88,496)                 --
                                                           -----------         -----------
Net cash used in investing activities                         (214,071)         (1,000,000)
                                                           -----------         -----------
Cash flows from financing activities:
- Net proceeds received from issuance of
   common stock                                                632,000           1,500,000
- Due from/(to) related parties                              1,147,016             (48,857)
- Repayment of Line Credit                                    (207,191)            (31,843)
                                                           -----------         -----------
Net cash (used in)/provided by financing activities          1,571,825           1,419,300
                                                           -----------         -----------

Effect of foreign currency on cash                            (137,021)             38,829
                                                           -----------         -----------
Net (decrease)/increase in cash and
cash equivalents                                               (68,043)             13,565

Cash and cash equivalents at beginning of period               747,913             554,624
                                                           -----------         -----------
Cash and cash equivalents at end of period                 $   679,870         $   568,189
                                                           ===========         ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

      Interest and income tax cash payments during the periods presented were as follows:

                         Three months ended       Three months ended
                          December 31, 1998        December 31, 1997
                         ------------------       ------------------

Interest                            $1,762                    $1,840
Income Taxes                             -                         -

      Supplemental disclosures of non-cash investing and financing activities:

      (i) In December 1998 the Company issued 600,000 shares of its common stock to acquire the interests of minority shareholders in Transmedia France.

      (ii) In December 1997 the Company issued 500,000 shares of its common stock as part payment of the purchase consideration paid by NHS Australia Pty Limited for the business assets and undertaking of Nationwide Helpline Services Pty Limited.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note  1 - The Company

Transmedia Europe, Inc. ("TME" or "the Company") is a global provider of membership-based consumer and business services through its subsidiaries and affiliates. These services are primarily marketed to major corporations providing specifically designed loyalty programs to assist in customer acquisition, activation and retention. The Company's various member-benefit programs are currently offered in 28 countries and globally via the internet. The Company estimates that it currently has over 9 million members participating in its various loyalty programs.

The business of the Company comprises four segments:

1. The design and supply of a range of loyalty marketing and member benefit programs to corporations and affinity groups. Additionally, the Company provides member benefit packages to individuals on an international scale,

2.    E-commerce and internet services,

3.    Direct marketing through DBS Direct, and

4.    Travel services.

History

The Company was incorporated under the laws of the State of Delaware in February 1993. On May 19, 1993 the Company acquired, pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992, as amended April 12, and August 11, 1993 an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Transmedia Network, Inc. ("Network") to establish and operate a discount restaurant charge card business in clearly defined geographical areas. On April 7, 2000 the Company and Network executed a termination agreement ("Termination Agreement") pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of indebtedness. See "Recent Developments" below. The License was limited to the United Kingdom and France (the "Licensed Territories"). The Company commenced operations as a discount restaurant charge card business in the United Kingdom in January 1994 and in France in March 1996. Network was issued 496,284 shares of common stock, par value $.00001 per share ("Common Stock") of the Company, as part consideration for the License.

The Company has worked closely with Transmedia Asia Pacific, Inc. ("TMAP") for a number of years. TMAP acquired a similar license to that of the Company to operate a discount restaurant charge card business in Asia and other Pacific Rim countries. TMAP commenced operations in Sydney, Australia in November 1994. TMAP also executed the Termination Agreement on April 7, 2000.

Through 1996 the Company operated solely as a discount restaurant charge card business in the United Kingdom through its wholly owned subsidiary Transmedia UK PLC. In late 1996 management identified the need to expand the Company's operations to become a broader based "member benefits" provider, believing that the Company needed a range of benefits to offer its corporate clients and individual members, in addition to discount dining. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. TMAP made a similar strategic decision. As a result the Company and TMAP jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping and services. In December 1997 the Company and TMAP acquired control of NHS Australia Pty Limited ("NHS"), through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

On May 14, 1998 the Company and TMAP jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. On May 22, 1998 the Company and TMAP jointly acquired, through Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings"), Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TMAP jointly established Countdown USA, Inc. ("Countdown USA") to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA"), a provider primarily of discounted mail order and retail pharmacy products. On November 17, 1998, Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. In November 1998 Countdown launched an internet shopping web-site, Countdown-Arcade. Finally, on June 15, 1999 the Company and TMAP jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct") a marketer and full-service installer of DirecTV.

Recent Developments

In light of the close collaboration between the Company and TMAP since incorporation and, more particularly, in view of their joint ownership of Countdown, DBS Direct, Countdown USA, Logan Leisure, NHS, and Breakaway Travel, management of the Company and TMAP assessed the rationale for a merger of the two entities. Management believed that keeping the two companies distinct and separate is not appropriate or advantageous to shareholders and therefore on December 28, 1999 they executed a definitive merger agreement ("Merger Agreement"). Under the terms of the Merger Agreement, TMAP will issue one share of its common stock for each share of Common Stock of the Company. The merger, which is expected to be completed in the third quarter of 2000, is subject to a number of conditions, including shareholder approval. The Company and TMAP each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. The Termination Agreement provides for a transition period through June 30, 2000 during which period the Company will transfer its restaurant cardholder and participating restaurant bases to a new discount-dining product not bearing the Transmedia brand. The Company believes that termination of the License Agreement is in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company realized material financial benefit from the Termination Agreement.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

As of December 31, 1998, Transmedia Europe, Inc., had the following equity interests in its direct subsidiaries and affiliates:

Name                                                Country of        % Owned
                                                    Incorporation

Subsidiaries:
Transmedia UK plc                                   United Kingdom      100
Countdown Holdings Limited                          United Kingdom       50
Porkpine Limited                                    Channel Islands      50
Countdown USA, Inc.                                 United States        50

Affiliates:
Transmedia Australia Holdings Pty Ltd                Australia           50
Transmedia Australia Travel Holdings Pty Ltd         Australia           50

All references herein to "Company" and "TME" include Transmedia Europe, Inc. and its subsidiaries unless otherwise indicated.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and the changes in cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The September 30, 1998 balance sheet has been derived from the audited consolidated financial statements as of that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Although the Company has significant influence over the operating and financial decisions of its affiliates, the Company does not have effective control over their operations and therefore they are accounted for under the equity method.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies

      (a)   Principles of consolidation

            The consolidated unaudited financial statements include the financial statements of the Company and its subsidiaries and affiliates, including 50% held subsidiaries where effective control is exercised by the Company over the financial and operational decisions of the subsidiary. All significant intercompany transactions have been eliminated on consolidation.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      (b)   Restaurant credits

            Restaurant credits represent the total advances made to participating restaurants in exchange for food and beverage credits, less the amount by which these food and beverage credits are recouped by the Company as a result of cardholders utilizing their cards at participating restaurants. The amount by which such food and beverage credits are recouped amounts to approximately 50% of the retail value of food and beverage consumed by cardholders. The Company reviews recoverability of restaurant credits and establishes an allowance for restaurant credits to restaurants that have ceased operations or whose credits may not be utilized by cardholders.

            The amount of funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders use their restaurant charge card at such restaurants. In certain cases the Company may request a personal guarantee from the owner of a restaurant as surety for advances made. Generally no other forms of collateral or security are obtained from restaurant owners

      (c)   Long-lived assets

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

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. As of December 31, 1998 the license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in December 1993.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (e)   Office furniture and equipment

            Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of between three and five years.

      (f)   Goodwill

            The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of ten or fifteen years.

      (g)   Income taxes

            The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realized.

      (h)   Cash equivalents

            For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

      (i)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of December 31 and September 30, 1998 due to either short maturity or terms similar to those available to similar companies in the open market.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (j)   Revenue recognition

            Revenues and fees comprise:

            i) the retail value of food and beverages purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and cardholders' membership fees.

            ii) Countdown cardholders' membership fees and Countdown voucher sales.

            iii)  Countdown license fees from licenses.

            iv)   Porkpine cardholders' membership fees and voucher sales.

            iii)  Countdown USA membership fees.

            Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. All other components of revenue, including other membership fees and Countdown license fees are non-refundable and recognized as revenue when the related services have been performed.

      (k)   Foreign currencies

            The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pound sterling, United States dollar, Irish punt and the Australian dollar. The UK pound sterling (Countdown and Transmedia UK), United States dollar (Countdown USA) and Irish punt (Porkpine) are the functional currencies of the Company's member benefits/loyalty marketing businesses because it is the primary currency of the environments in which the businesses operate as autonomous units. All cash generated and expended by these businesses is in those currencies. For the same reasons the functional currency of the company's interests in Transmedia Australia and Breakaway is the Australian dollar because those businesses are located, and primarily operate in Australia.

            For consolidation purposes, the assets and liabilities of overseas subsidiaries are translated at the closing exchange rates. Consolidated statements of income of such subsidiaries are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative foreign currency translation adjustment account as a component of stockholders' equity.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (k)   Foreign currencies (continued)

            The average exchange rates during the three months ended December 31, 1998 and 1997 and the exchange rates in effect at December 31, 1998 and September 30, 1998 were as follows:

                                                       UK Pound    Australian         Irish        French
                                                       Sterling        Dollar          Punt         Franc
                                                      ((pound))
            Average exchange rates:
            -----------------------

            3 months ended December 31, 1998             1.6757        0.6434        1.4969        0.1793
            3 months ended December 31, 1997             1.6357        0.7697        1.5257        0.1667

            Closing exchange rate:
            ----------------------

            December 31, 1998                            1.6627        0.6128        1.4873        0.1790
            September 30, 1998                           1.6125        0.7251        1.4545        0.1661

      (l)   Comprehensive income

            The Company adopted Statement of Financial Accounting Standard ("SFAS") No.130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The only item of comprehensive income (loss) is foreign currency translation adjustments.

      (m)   Recent accounting pronouncements not yet implemented

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard is now effective for fiscal years beginning after June 15, 2000. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4 - Transmedia France

On December 18, 1998 the Company adopted a formal plan to discontinue operations in France with the dissolution of Transmedia La Carte Restaurant S.A. (Transmedia France"). This dissolution was completed on November 29, 1999. Transmedia France recorded an operating loss in the quarter ended December 31, 1998 of $235,082 and a loss on liquidation of $36,768. The assets of Transmedia France were written down to fair value in the year ended September 30, 1998.

Note 5 - Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Transmedia Australia Holdings and Transmedia Ausralia Travel Holdings, which are made up as follows:

                                                       December 31,     September 30,
                                                               1998              1998

Transmedia Australia Holdings
-----------------------------

     Cost of investment                                   $ 253,349         $ 253,349
     Share of profits/(losses)
     - From acquisition date to September 30, 1998          (68,666)          (68,666)
     - Three months ended December 31, 1998                  (4,344)                -
     - Amortization of goodwill on investment                (9,703)           (7,763)
                                                          ---------         ---------
                                                          $ 170,636         $ 176,920
                                                          =========         =========

Transmedia Australia Travel Holdings
------------------------------------

     Cost of investment                                   $ 126,748         $ 126,748
     Share of profits/(losses)
     - From acquisition date to September 30, 1998            9,496             9,496
     - Three months ended December 31, 1998                 (25,323)                -
     - Amortization of goodwill on investment                (1,760)           (1,408)
                                                          ---------         ---------
                                                          $ 109,161         $ 134,836
                                                          =========         =========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6 - Goodwill and Other Intangible Assets

Goodwill is made up as follows:

                                                    December 31        September 30
                                                           1998                1998

         Acquisition of Countdown                   $ 3,560,591         $ 3,560,591
         Acquisition of Porkpine                        894,603             869,028
         Acquisition of Transmedia France MI                  -             (64,621)

                                                    -----------         -----------
         Total                                        4,455,194           4,364,998

         Less: accumulated amortization                (751,993)           (678,166)

                                                    -----------         -----------
                                                    $ 3,703,201         $ 3,686,832
                                                    ===========         ===========

Intangible assets are made up as follows:

                                                    December 31        September 30
                                                           1998                1998

           Cost of Transmedia License                 1,621,284           2,371,284
           Impairment of Transmedia License                   -            (750,000)
           Acquisition of NAMA                          400,000                   -
                                                    -----------         -----------
                                                      2,021,284           1,621,284

         Less: accumulated amortization                (662,520)           (631,944)

                                                    -----------         -----------
                                                    $ 1,358,764         $   989,340
                                                    ===========         ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7 - Related Parties

Amounts due from related parties comprise the following:

                                                             December 31      September 30
                                                                    1998              1998

          Related Party:

          Transmedia Asia Pacific, Inc.                           18,640         1,567,312
          Transmedia Australia                                   254,114           224,901
          Conestoga Partners Inc.                                208,035           208,035
          International Advance                                1,115,452           779,986
                                                              ----------        ----------
          Total                                               $1,596,241        $2,780,234
                                                              ----------        ----------

Amounts due to related parties comprise the following:

                                                             December 31      September 30
                                                                    1998              1998

          Related Party:

          J. V. Vittoria                                       1,212,384         1,182,137
          TMNI                                                 1,043,835         1,037,533
          E. Guinan III                                           58,209            96,735
                                                              ----------        ----------
          Total                                               $2,314,428        $2,316,405
                                                              ----------        ----------

Note 8 - Notes Payable

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8 - Notes Payable (continued)

In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,988 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at anytime through November 1, 2001. In addition, the Company agreed to adjust the exercise price of all warrants issued to the four promissory note holders to $1.00 per share. The Company has now repaid all the promissory notes in full, together with accrued interest.

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note ("Note") payable on January 5, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The Note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Officer of the Company. Additionally, the note holder received a warrant to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share. The warrant was exercisable at anytime from July 6, 1998 through July 6, 2001. The Company failed to pay the Note on the due date. The Company was in discussions with the note holder through September 1999 to agree extensions of time to repay the Note. In consideration for extending the time available to the Company to repay the Note, on September 15, 1999 the Company agreed to replace the warrant issued to the note holder with a new warrant to purchase 700,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant was exercisable at anytime from September 15, 1999 through September 30, 2002. Through September 1999 the Company made repayments totaling $1,050,000. In November 1999 the note holder commenced sales of the Security Shares realizing net proceeds of $2,100,230. As of the date hereof the Company has repaid the balance of the Note in full together with accrued interest.

Note 9 - Stockholders Equity

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share, resulting in net proceeds to the company of $632,000. See Note 17 - Subsequent Events.

Note 10 - Acquisitions

NHS

On December 2, 1997, Transmedia Australia purchased 51% of the shares of common stock of NHS. NHS purchased the net assets and business of Nationwide. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2,
1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 (approximately $1,787,500) on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998. Transmedia Australia agreed to pay interest at 5% per annum on the Balance Obligation for the three months ended September 30, 1998. Transmedia Australia exercised the extension right. In addition, the Company and TMAP agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide, payable in two equal installments. The first installment was payable on January 31, 1998 and the second installment was due for payment on June 30, 1998 but was deferred until September 30, 1998.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10 - Acquisitions (continued)

September 30, 1998. Transmedia Australia was unable to make the payments due on September 30, 1998. However, Transmedia Australia commenced negotiations with Nationwide and on October 21, 1998 reached an agreement pursuant to which the settlement date for the Balance Obligation and the final installment of the sign-on fees was extended to November 16, 1998. In addition, the second installment of the sign-on fees was reduced from Aus$1 million for each of the Company and TMAP (a total of Aus$2 million) to Aus$500,000 for each of the Company and TMAP (a total of Aus$1 million). Finally, it was agreed that the employment contracts of Messrs. Bostridge and Swinbourn be terminated effective November 16, 1998 upon payment of three months salary to each. On November 17, 1998 Transmedia Australia acquired the remaining 49% and settled the Balance Obligation. The Company and TMAP also paid the balance of the reduced sign-on fees on that date and the three months salary to Bostridge and Swinbourn. In addition, accrued interest in the amount of Aus$47,557 (approximately $29,960) was paid. The total revised sign-on fees of Aus$3,000,000 (approximately $1,940,000) were charged in full as compensation expense in the income statements of the Company and TMAP for the year ended September 30, 1998.

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between TMAP and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The Promissory Note holder received a three-year warrant to purchase 1 million shares of the common stock of TMAP at an exercise price of $1.00 per share. In addition, TMAP agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of the Company. Such warrants were exchanged by the Company for a new warrant on the same terms as those of TMAP. The Note was repayable on November 16, 1999. Interest was paid to November 15, 1999 and $400,000 of principal was repaid in November 1999. On November 30, 1999 the Note holder and TMAP executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by the Company. As of the date hereof the new note has been repaid in full, together with accrued interest.

NAMA

In November 1998 the Company and TMAP purchased from National Association of Mature Americans, Inc. ("NAMA") through a wholly owned subsidiary of Countdown USA, Countdown Connect, Inc., the membership base and certain business assets of NAMA.

The acquisition provided Countdown USA with an established membership base as well as a defined set of benefit packages. Additionally, the business assets acquired included a series of contracts pursuant to which Countdown USA will provide customized benefit packages, on a wholesale basis, to other membership based organizations and corporations throughout the United States.

The consideration paid totaled $400,000 payable in cash. $100,000 was paid at closing and the balance is payable in three installments as follows: (i) $100,000 upon final disposition by NAMA of outstanding litigation against it,
(ii) $100,000 on December 31, 1999 and (iii) $100,000 on December 31, 2000.
Additionally, Mr. Rick Washburne, owner of NAMA, entered into an employment agreement with Countdown Connect, Inc. The employment agreement was for a period of five years and provided for an annual salary of $55,000 and other compensation. The employment agreement between Countdown Connect, Inc. and Mr. Washburne was terminated for cause in April 1999. On April 21, 1999 the Company, TMAP, Countdown USA and Countdown Connect, Inc. filed suit against Mr. Washburne and NAMA seeking to withhold any further payments pursuant to the acquisition agreement and further to uphold the termination for cause provision of the employment agreement. As of the date hereof, the legal proceeding is at deposition stage.

Note 11 - Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires restatement of prior periods. Assumed exercise of warrants is not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share do not differ for any period presented. The following table summarizes securities that were outstanding at December 31, 1998 and 1997 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                             December 31         December 31
                                                    1998                1997

          Stock options and warrants           9,183,023           1,198,036

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services, direct marketing and e-commerce, with the latter being insignificant in the quarters ended December 31, 1998 and 1997. Operations of the Company's subsidiaries are conducted in Europe and the United States. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies

                                                               December 31,        December 31,
                                                                       1998                1997

(a) Statement of operations

         Revenues
            Member benefits/loyalty programs                    $ 2,720,439         $ 2,982,860
            Direct marketing                                             --                  --
                                                                -----------         -----------
            Revenues for reportable segments
             and consolidated revenues                            2,720,439           2,982,860
                                                                -----------         -----------

         Operating loss
            Member benefits/loyalty programs                        (69,580)           (114,531)
            Direct marketing                                             --                  --
            Corporate overhead                                     (614,001)         (1,726,147)
                                                                -----------         -----------

            Total operating loss for reportable segments           (683,581)         (1,840,678)
                                                                -----------         -----------

         Share of affiliate losses
            Member benefits/loyalty programs                         46,082              35,487
            Travel services                                         (78,041)            (16,216)
                                                                -----------         -----------

                                                                    (31,959)             19,271
                                                                -----------         -----------

         Net interest expense                                      (136,515)           (136,516)

                                                                -----------         -----------
         Loss before taxation and minority interests            $  (852,055)        $(1,957,923)
                                                                ===========         ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments (continued)

                                                                 December 31,        December 31,
                                                                         1999                1998

         Geographic region
            Revenues
            Europe                                                  2,703,283           2,982,860
            United States of America                                   17,156                   -
                                                                    ---------           ---------

                                                               $    2,720,439      $    2,982,860
                                                                    =========           =========

         Net loss before taxation, minority interests
         And dividends

            Europe                                                   (263,485)           (251,047)
            United States of America                                 (556,611)           (790,147)
            Australia                                                 (31,959)           (916,729)

                                                                    ---------           ---------
                                                               $     (852,055)     $   (1,957,923)
                                                                    =========           =========

         Long-lived assets

                                                                    As of              As of
                                                                    December 1998      September 1998

            Europe                                                  4,519,839           4,127,017
            United States of America                                  962,097             989,340
            Australia                                                 279,797             311,756
                                                                    ---------           ---------
                                                               $    5,761,733      $    5,428,113
                                                                    =========           =========

(b)   Total assets

            Member benefits/loyalty programs                   $    8,193,102      $    9,853,021
            Direct marketing                                                -                   -
            Investment in affiliates                                  279,797             311,756
            Unallocated                                             1,268,116             904,188
                                                                    ---------           ---------

                                                                  $ 9,741,015        $ 11,068,965
                                                                    =========           =========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13 - Subsequent Events

(a) Stockholders' Equity

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

On May 11, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3 million shares of common stock at $.75 per share resulting in net proceeds to the Company of $2,250,000

On August 11, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on September 10, 1999 upon the sale of 166,666 shares of common stock at $.75 per share resulting in net proceeds to the Company of $125,000.

On September 30, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on October 5, 1999 upon the sale of 625,000 shares of common stock at $.65 per share resulting in net proceeds to the Company of $406,250.

On October 21, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $.80 per share resulting in net proceeds to the Company of $3,125,000.

(b) Notes Payable

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and shareholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of Countdown acquisition purchase consideration. The loan, which was bearing interest at 12% per annum and was collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr. Vittoria. On November 1, 1999, Mr. Vittoria agreed to convert the principal of the loan, together with accrued interest in the sum of $308,804, to shares of common stock at a price of $0.80 per share. Accordingly Mr. Vittoria received 1,636,005 shares of common stock in full satisfaction of the principal of the loan and accrued interest.

On October 25, 1999, Mr. M. Chambrello advanced a short term loan to the Company in the sum of $100,000. The loan was used to meet the short term cash needs of the Company. On November 1, 1999 Mr. Chambrello agreed to convert the loan into shares of common stock at $0.80 per share. Accordingly, 125,000 shares of common stock were issued to Mr. Chambrello.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13 - Subsequent Events (continued)

(c) Acquisitions

On June 15, 1999 the Company and TMAP each purchased of DBS Direct. The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TMAP. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,831,057 shares of the Company's common stock. TMAP paid 4,589,732 shares of its common stock for the remaining 50% of DBS Direct. In addition, the Company and TMAP each contributed $500,000 to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TMAP agreed to each contribute a further $1 million to the capital of DBS Direct to fund the expansion of its network of sales offices nationally. As of the date hereof such additional capital contributions have been advanced in full by the Company and TMAP

Pursuant to the terms of the Acquisition Agreement, William D. Marks entered into an employment agreement with DBS Direct and joined the board of directors of the Company and TMAP. Mr. Marks resigned as a director of the Company on October 25, 1999. The employment agreement is for a period of three years and provides for an annual salary of $175,000. Mr. Marks will serve as President of DBS Direct. The employment agreement also provides for participation in any incentive stock option plans that may be established in the future by the Company and TMAP.

(d) Transmedia Network License Termination

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. See "Note 1 - The Company - Recent Developments"

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate", "plan," "intend," "believe", "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto.

General

Historically, the business of the Company was the design and supply of a range of member-benefit programs to corporations, affinity groups and individuals. In 1996 the Company and TMAP decided to work closely to implement a strategy to create a broader based international member benefits/loyalty marketing business. As a result the Company currently has established business operations in operations in Europe, the United States and elsewhere through Countdown, Countdown USA, DBS Direct and Logan Leisure. Additionally, through its affiliates Transmedia Australia and Transmedia Holdings, it has an interest in businesses in Australia.

The business of the Company comprises four segments:

1. The design and supply of a range of loyalty marketing and member benefit programs to corporations and affinity groups. Additionally, the Company provides member benefit packages to individuals on an international scale,

2.    E-commerce and internet services,

3.    Direct marketing through DBS Direct, and

4.    Travel services.

The future success of the Company is primarily dependent upon its ability to implement its strategy to leverage its existing assets to develop and expand its Internet activities and generate additional revenues from its member and merchant bases. In its member benefits/loyalty marketing, the Company has recently focused its sales effort as a loyalty and affinity marketing service to corporate clients. Management will continue to build the Company's membership base and broaden the range of member-benefit programs offered. As of the date hereof, management is actively recruiting senior sales, marketing and other executives to strengthen the management team to facilitate such development and expansion. The Company will continue to look for new opportunities within the member benefits/loyalty marketing industry and may expand its operations through further acquisitions.

Management believes there is significant opportunity for the Company in its e-commerce and internet services business. Such opportunity includes revenue generation, not only through the Countdown-Arcade shopping web site, but also by providing Internet services to its merchant base, corporate clients and Countdown licensees. The Company will continue to develop and expand its e-commerce and internet services activities primarily through strategic alliances.

In the United States the Company intends to aggressively develop its Countdown USA and DBS Direct businesses through cross marketing and strategic partnerships. The Company is actively recruiting senior sales, marketing and program executives to be based in the United States to support the development and expansion of Countdown USA and DBS Direct. This strengthening of the Company's United States based management team will also help to facilitate the expansion of its e-commerce and other internet services in the United States marketplace.

In light of the close collaboration between the Company and TMAP in recent years and, more particularly, in view of the joint ownership of Countdown, Countdown USA, DBS Direct, NHS, Logan Leisure and Breakaway Travel, management of the Company and TMAP have executed a Merger Agreement, subject to shareholder approval. The proposed merger is also subject to fairness opinions by independent investment advisers.

The Company aims to become a leading global provider of customized loyalty programs and services to corporations worldwide, providing superior business to consumer solutions for businesses. The Company's objective is to package online commerce and Internet content with traditional offline commerce into a web-based and real world affinity solution for corporations and associations. For members, online offerings will include Internet access (free in some jurisdictions), a customized multi-media portal, targeted e-commerce and global directory services. The Company's (including its affiliates) offline content is currently available in 28 countries and includes a wide range of products and services such as discount shopping, discount dining, travel and telephone helpline services.

Results of Operations

Three Months ended December 31, 1998 compared to Three Months ended December 31, 1997

The Company generated revenues of $2,720,439 (1997: $2,982,860) in the three months ended December 31, 1998, a decrease of $262,421 or 8.8% over the corresponding period in 1997. Countdown recorded a year on year decrease in revenues of $333,367 and the restaurant charge card businesses in the UK and France recorded a decline in revenues of $263,709. Such decreases were partially off-set by Logan Leisure ($317,499) which was acquired in May 1998 and Countdown USA ($17,156) which commenced operations in October 1998.

Cost of revenues totaled $1,713,712 (1997: $1,820,722) for the three months ended December 31, 1998, generating a gross profit percentage of 37.0% (1997:
39.0%).

Selling, general and administrative expenses totaled $1,690,308 (1997:
$3,104,445) for the three months ended December 31, 1998, a decrease of $1,414,137 or 45.6% over the corresponding period in 1997. Selling, general and administrative expenses for the three months ended December 31, 1997 included $1,429,316 in respect of sign-on fees paid to the former executive directors of NHS. Excluding the impact of such sign-on fees, Countdown USA and Logan Leisure, selling, general and administrative expenses decreased by $180,417 in the quarter ended December 31, 1998 as compared to the corresponding period in 1997. Selling, general and administrative expenses of pre-existing operations were $318,052 lower. Of such decrease Countdown accounted for $284,180 and the UK restaurant card business $71,371. Cost savings were primarily achieved in payroll expense and provision for bad debts. These year-on-year reductions were off-set by higher costs at Transmedia France ($37,499), associated in part with the closure of that business. Head Office expenses increased by $137,635. Payroll costs increased by $140,498 and travel and subsistence by $23,793 year-on-year in the three months to December 31, 1998 as compared to the corresponding period in 1997 which were off-set primarily by lower professional fees.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(6,284) and $(25,675) respectively for the three months ended December 31, 1998 (1997: $19,271 and Nil).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine and Countdown USA.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                        Three Months Ended
                                        ------------------

                              December 31, 1998   December 31, 1997

Cash (used in)/provided by
Operating Activities              $(1,129,446)        $  (539,593)

Cash used in
Investing activities              $  (214,071)        $(1,000,000)

Cash provided by financing
Activities                        $ 1,571,825         $ 1,419,300

The Company recorded a net loss of $972,697 for the three months ended December 31, 1998. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $225,904, the Company's share of losses of affiliates of $31,959, losses attributable to minority interests $87,037 and a release of provision for bad debts of $(92,766) resulted in funds used in operating activities totaling $1,129,446, net of working capital movements.

Net cash used in investing activities of $214,071 comprised the cash elements of the Company's investment in its subsidiaries Porkpine ($25,575) and NAMA ($100,000). In addition, the Company invested $88,496 in fixed assets in the quarter ended December 31, 1998. In the corresponding period in 1997 net cash used in investing activities comprised the cash element of the Company's investment of $1,000,000 to acquire its subsidiary Porkpine.

To meet its cash requirements during the quarter ended December 31, 1998, the Company sold in aggregate 842,666 shares of its common stock in an equity private placement, resulting in net proceeds to the Company of $632,000. Additionally, the Company received $1,147,016 through related parties repayment of indebtedness. Cash provided by financing activities was partially off-set by a reduction in bank credit lines of $207,191.

During the quarter ended December 31, 1998 and prior periods the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, however the Company's operations did not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company required further capital infusions to meet its loan repayment commitments and the ongoing funding requirements of its operations. Subsequent to December 31, 1998 through the date hereof, the Company sold in aggregate 8,397,916 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $6,781,250.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the single product offered, the Transmedia dining card. However, in recent years the Company and TME have worked closely to implement a strategy to create a broader based international business. As a result the Company currently has established business operations in Europe and the United States and through its affiliates, has an interest in business operations in Australia. Management believes that after completion of the proposed merger with TMAP, the Company and TMAP will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three months ended December 31, 1998, a situation which is expected to continue for foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues was made in the Company's annual report on Form 10-K for the year ending September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business.

On January 12, 1998 the Company entered into a settlement agreement ("Settlement") with J.L. Ernst, N.H. Ernst and Ernst Enterprises, Inc. (collectively "Ernst") for the purpose of settling all claims alleged by Ernst in a suit filed in Texas in 1996. The suit related to a transaction pursuant to which the Company would have granted Ernst a license to operate a restaurant card business similar to the Company's in Belgium/Luxemburg. The Settlement called for the issuance by the Company to Ernst shares of the Company's common stock with a market value of $75,000. The Agreement further provided that such shares be registered and freely tradable on or before June 30, 1998. The Agreement further provided that in the event that the shares were not registered and freely tradable by that time the Agreement called for the Company to buy back the shares for $100,000. At June 30, 1998 the shares were not registered and freely tradable and on December 8, 1998 Ernst filed a motion to enforce the Settlement. As a result Ernst held a judgment against the Company in the amount of $105,000. The Company made such payment on April 16, 1999 together with $1,450 interest, a total of $106,450.

On September 29, 1999 NAMA of Texas filed a civil action against the Company, TMAP and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TMAP through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TMAP and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defenses against such claims. The Company, TMAP and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The Federal Court ordered an initial pre-trial conference for May 18, 2000. At the pre-trial conference the Judge dismissed the case against the Company and TME with the condition that should Countdown USA ultimately lose the case and is not capable of paying any judgment against it, then the Company and TME could be enjoined again.

The Company is engaged in a dispute with Edward J. Guinan, III, its former Chief Executive Officer, with respect to amounts which the Company claims Mr. Guinan owes to the Company and with respect to amounts which Mr. Guinan claims are owed to him by the Company. Mr. Guinan's employment agreement was terminated for cause on September 30, 2000 and the Company considers the employment agreement to no longer be effective. Mr. Guinan's attorneys recently have challenged this position and have also asserted claims for various advances which Mr. Guinan asserts were made on behalf of the Company and for which he claims to be entitled to reimbursement. No legal action has been commenced by the Company or Mr. Guinan. At this time it cannot be determined when and if this dispute can be resolved or what the net amount, if any, which Mr. Guinan owes to the Company or the Company owes to Mr. Guinan.

The Company is engaged in a dispute with Carl Freyer, a former director and consultant to the Company. Mr. Freyer claims that an agreement was reached in December 1999 pursuant to which he, or his affiliate was granted warrants plus cash payments in lieu of prior compensation arrangements. The Company asserts that there is no such valid agreement and that the only rights of Mr. Freyer, or his affiliate, relate to the Company's obligation to submit for shareholder approval, warrants previously granted covering 300,000 shares exercisable at $1.00 per share. At this time no litigation has been commenced.

Except as disclosed above, the Company is not aware of any material pending legal proceedings or claims against the Company or any of its subsidiaries.

ITEM 2. Change in Securities and Use of Proceeds

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement is closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share, resulting in the net proceeds to the company of $632,000. The net proceeds were applied to working capital.

See also "Default Upon Senior Securities" below.

ITEM 3. Default Upon Senior Securities

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the $200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. The warrants are exercisable at any time after issuance through November 1, 2001. In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,988 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at anytime through November 1, 2001. In addition, the Company agreed to adjust the exercise price of all warrants issued to the four promissory note holders to $1.00 per share. As of the date hereof, the Company has repaid all the promissory notes in full, together with accrued interest.

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA EUROPE, INC.


By:  /S/ Grant White
--------------------
Chief Executive Officer.