Form 10-K
period 1999-09-30
TRANSMEDIA EUROPE INC
filed 2000-06-01
CIK 906908

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-24404

                             TRANSMEDIA EUROPE, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                              13-3701141
    -----------------------                                   -----------------
        (State or other                                             (I.R.S.
        jurisdiction of                                          Identification
        incorporation of                                               No.)
         organization)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                 -----------------------------------------------
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: U.K. 011-44-171-930-0706

           Securities registered pursuant to Section 12(g) of the Act

                    Common Stock, par value $.00001 per share
                                (Title of class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes |_|    No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 19, 2000 was $52,055,840.

Number of shares outstanding of the Registrant's Common Stock as of May 19, 2000 was 34,867,431

                    Documents incorporated by reference: None

                             Transmedia Europe, Inc.

                     Form 10-K for the year ended September 30, 1999

                                      Index

                                                                            Page

PART I

      Item 1.       Business                                                   3
      Item 2.       Properties                                                14
      Item 3.       Legal Proceedings                                         15
      Item 4.       Submission of Matters to a Vote of
                    Security Holders                                          16

PART II

      Item 5.       Market for Registrant's Common Stock and
                    Related Stockholder Matters                               17
      Item 6.       Selected Financial Data                                   19
      Item 7.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       21
      Item 7A.      Quantitative and Qualitative Disclosure
                    About Market Risk                                         26
      Item 8.       Financial Statements and Supplementary Data               26
      Item 9.       Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       26

PART III

      Item 10.      Directors and Executive Officers of the Registrant        28
      Item 11.      Executive Compensation                                    30
      Item 12.      Security Ownership of Certain Beneficial
                    Owners and Management                                     34
      Item 13.      Certain Relationships and Related Transactions            35
      Item 14.      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                       36

Signatures                                                                    39

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

ITEM 1. BUSINESS.

Transmedia Europe, Inc. ("TME" or "the Company") is a global provider of membership-based consumer and business services through its subsidiaries and affiliates. These services are primarily marketed to major corporations providing specifically designed loyalty programs to aid customer acquisition, activation and retention. The Company's various member-benefit programs are currently offered in 28 countries and globally via the internet. The Company estimates that it currently has over 9 million members participating in its various loyalty programs.

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

Through 1996 the Company operated solely as a discount restaurant charge card business in the United Kingdom through its wholly owned subsidiary Transmedia UK PLC. In late 1996 management identified the need to expand the Company's operations to become a broader based "member benefits" provider, believing that the Company needed a range of benefits to offer its corporate clients and individual members, in addition to discount dining. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. TMAP made a similar strategic decision. As a result the

Company and TMAP jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping and services. See "Countdown". In December 1997 the Company and TMAP acquired control of NHS Australia Pty Limited ("NHS"), through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. See "Nationwide Helpline Services".

On May 14, 1998 the Company and TMAP jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. See "Logan Leisure". On May 22, 1998 the Company and TMAP jointly acquired, through Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings"), Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. See "Breakaway". In July 1998 the Company and TMAP jointly established Countdown America, Inc. ("Countdown USA") to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA"), a provider primarily of discounted mail order and retail pharmacy products. On November 17, 1998, Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. In November 1998 Countdown launched an internet shopping web-site, Countdown-Arcade. Finally, on June 15, 1999 the Company and TMAP jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct") a marketer and full-service installer of DirecTV. See "DBS Direct".

Recent Developments

In light of the close collaboration between the Company and TMAP since incorporation and, more particularly, in view of their joint ownership of Countdown, NHS, DBS Direct, Countdown USA, Logan Leisure and Breakaway Travel, management of the Company and TMAP assessed the rationale for a merger of the two entities. Management believed that keeping the two companies distinct and separate is not appropriate or advantageous to shareholders and therefore on December 28, 1999 they executed a definitive merger agreement ("Merger Agreement"). Under the terms of the Merger Agreement, TMAP will issue one share of its common stock for each share of Common Stock of the Company. The merger, which is expected to be completed in the third quarter of 2000, is subject to a number of conditions, including shareholder approval. The Company and TMAP each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

On April 7, 2000 the Company and Network executed Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. The Termination Agreement provides for a transition period through June 30, 2000 during which period the Company will transfer its restaurant cardholder and participating restaurant bases to a new discount-dining product not bearing the Transmedia brand. The Company believes that termination of the License Agreement was in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company realized material financial benefit from the Termination Agreement.

Current Business Operations

The business of the Company comprises four segments: (i) member benefits/loyalty marketing, (ii) e-commerce and internet services, (iii) direct marketing and
(iv) travel services.

Member Benefits/Loyalty Marketing Business

The Company's member benefits business has been developed over a number of years primarily through the acquisition of independent benefit providers. Today, the Company's member benefits business comprises Countdown, Logan Leisure, Countdown USA, Transmedia UK plc, and NHS. The Company is increasingly positioned its member benefits business as a loyalty and affinity marketing service to its corporate clients.

Countdown

The Countdown business is primarily a membership-based business which arranges discounts with major suppliers of goods and services for its members. Countdown has approximately 7 million members and over 75,000 participating merchants in 28 countries. The Countdown business described below has been dramatically expanded as an e-commerce and internet based business as separately described later in this section.

Countdown markets membership on a retail and corporate basis. Retail marketing involves selling membership to individuals. Memberships sold on this basis represent a very small portion of total membership. Members pay an annual membership fee, currently approximately $83, which entitles them to a Countdown card. Members present their Countdown card at the point of sale when making purchases from participating merchants. Presentation of the Countdown card entitles the cardholder to a discount, at the time of purchase, of between 5% and 50% off the merchant's normal selling price. When members receive their Countdown card they also receive a directory of participating merchants. Directories are prepared on both a geographical and product and service basis, enabling Countdown to supply a directory of participating merchants to cardholders specific to the geographical area in which the cardholder lives.

Corporate membership marketing involves the sale of membership packages to corporations, professional organizations, trade unions, etc. In essence corporate marketing is a loyalty marketing service provided to corporate clients. In the case of corporate loyalty marketing, the group or organization purchases a tailored membership for its own customers, members or employees. Such customers, members or employees receive a Countdown card (typically a co-branded card) and a directory for use as in the case of individual membership described above. The annual fee charged on a wholesale basis is typically 10% or less of the individual annual membership fee.

Countdown has, over a number of years, attracted over 75,000 participating merchants worldwide from over 45 different retail categories including clothing, household and leisure goods and services. Countdown does not pay or receive any fee or royalty to or from participating merchants. Countdown benefits from merchant participation by being able to offer a wider range of discount opportunities to its members. Participating merchants are carefully selected and benefit by attracting incremental business.

Countdown also operates a voucher system with United Kingdom based participating merchants and others. This segment of the business involves Countdown purchasing gift vouchers from major retailers which can be used to pay for goods and services at such major retailer's outlets. Countdown sells such vouchers to its members who can use the vouchers at face value to make purchases from the issuing retailer. These vouchers are typically sold by Countdown to its members at a discount from face value of approximately 5% - 10%.

Although TMAP has significant influence over the operating and financial decisions of Countdown, the Company has effective control over the operations of Countdown. Accordingly, Countdown's operations are consolidated in the financial statements of the Company.

Logan Leisure

Porkpine operates two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Both businesses produce and sell books of vouchers ("Voucher Directories") which entitle the holder to discounts and savings on a range of products and services including hotel accommodation, restaurants, golf clubs and general merchandise. Logan Leisure in Northern Ireland and Logan Leisure and Entertainment in the Republic of Ireland negotiate discounts from a range of suppliers of goods and services who agree to the inclusion of a voucher representing such discount in the Voucher Directory. Voucher Directories are produced annually and are sold to consumers for approximately $160. To take advantage of a particular discount, the consumer extracts the relevant voucher from the Voucher Directory and presents it to the merchant at the point of sale with his or her membership card.

Although TMAP has significant influence over the operating and financial decisions of Porkpine, the Company has effective control over the operations of Porkpine. Accordingly, Porkpine's operations are consolidated in the financial statements of the Company.

Countdown USA

Healthcare products and services are the cornerstone of the Countdown USA benefits program. Such products and services include mail order and retail pharmacy, eyewear and hearing products, medical supplies and equipment. In November 1998 Countdown USA acquired the membership base and certain business assets NAMA. The acquisition provided Countdown USA with an established membership base as well as a defined set of benefit packages. Additionally, the business assets acquired included a series of contracts pursuant to which NAMA provides customized benefit packages, on a wholesale basis, to other membership based organizations and corporations throughout the United States.

Although TMAP has significant influence over the operating and financial decisions of Countdown USA, the Company has effective control over Countdown USA. Accordingly, the operations of Countdown USA are consolidated in the financial statements of the Company.

Transmedia UK plc

Transmedia UK plc operates a restaurant card business. The restaurant card is a charge card used by a cardholder in lieu of a credit card to pay for purchases at participating restaurants. Using the restaurant card for such purchases entitles the cardholder to a 25% discount on the food and beverage element of purchases made at such participating restaurants (i.e. the total purchase price excluding taxes and service). The restaurant card charges are collected from a credit card nominated by the cardholder when the restaurant card is first issued.

Pursuant to the terms of the License and the Termination Agreement the Company is authorized, through June 30, 2000, to engage in the restaurant charge card business within the Licensed Territories in the same manner that Network operates in the United States. The Company was obligated under the License to pay royalties to Network. Through December 31, 1999 the Company's restaurant cardholders and cardholders of Network and its franchisees could use the restaurant card in all territories covered by the Company, Network and its franchisees. The Company realized all financial benefit from restaurant card usage within the Licensed Territories but no financial benefit from usage outside the Licensed Territories. Upon termination of the License Agreement the Company's business will be independent of Network's and only the Company's cardholders will be able to use the service.

The restaurant charge card business operates as follows:

o The Company identifies restaurants suitable to participate in the program and negotiates an agreement pursuant to which they agree to become participating restaurants ("Participating Restaurants").

o The Company advances cash ("Restaurant Credits") to such Participating Restaurants.

o An individual becomes a cardholder ("Cardholder") by completing an application at which time they nominate a credit card through which charges incurred using the restaurant charge card are recovered.

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

o As food and beverage is purchased by Cardholders the Food and Beverage Credits outstanding are reduced by the retail value of such purchases and the Restaurant Credits outstanding are reduced by one-half of such Food and Beverage Credits used. The Company recovers the total value of the purchase made from the Cardholder's credit card.

o The Company pays over to the Participating Restaurant the tax and service elements of the total purchase.

o The Cardholder receives a credit equal to 25% of the value of the food and beverage purchased.

o     The Company retains the balance.

o The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 1.3875% of Food and Beverage Credits used as sales commissions.

o The total charge is listed on the cardholder's credit card statement along with a separate credit equal to 25% of the value of food and beverage purchased at the Participating Restaurant.

o The Company maintains a current record of the amount of Food and Beverage Credits outstanding at each Participating Restaurant.

As of September 30, 1999, the Company had approximately 307 (1998: 175) Participating Restaurants and approximately 51,000 (1998: 29,048) cardholders in the United Kingdom. In addition to operating in the UK, the Company also operated a restaurant card business in France through December 31, 1998 when its operations were terminated. See "Transmedia France".

Nationwide Helpline Services

Although the Company has significant influence over the operating and financial decisions of NHS, TMAP has effective control over the operations of NHS. Accordingly, NHS's operations are accounted for under the equity method in the financial statements of the Company. The NHS member benefit programs consist primarily of telephone helpline services, credit card registration and international medical case management and repatriation services. The NHS telephone helpline services include telephone advice lines covering legal, tax and accounting issues as well as some medical and home emergency problems. NHS, through a wholly owned subsidiary IMAN, also provides international medical case management and repatriation services for travelers on behalf of a number of major insurance companies.

NHS is a loyalty marketing business which sells its member-benefit programs on a wholesale basis to a wide range of corporations who typically brand the services under their own name. The programs offered by NHS enable it's corporate clients to provide additional benefits to their own customer base. As of September 30, 1999 NHS had approximately 2.3 million members entitled to use the services.

The Telephone Helpline Services business operates through NHS's retention of the services of outside lawyers, accountants and others ("Service Providers") to provide a fixed amount of free advice to its members over the telephone. NHS pays a retainer to such Service Providers in return for their being available to provide advice to members. In addition to the retainer, Service Providers hope to benefit by securing new clients when a member requires assistance beyond the initial telephone advice. Members are recruited through NHS's sale of its Telephone Helpline Services to corporations such as banks and insurance companies who make it available as a benefit to their own customers. NHS contracts to provide the Telephone Helpline Services to its corporate clients for a period of 1 to 3 years. Such corporations benefit by retaining existing customers and/or gaining new customers through offering a product not offered by their competitors. NHS charges client corporations an annual fee per customer. In order to provide the Telephone Helpline Services NHS operates a 24-hour call center. The call center receives calls from members and then redirects the call to the appropriate Service Provider. Members are given a unique telephone number for each category of help/advice offered. Such unique telephone numbers are different for each corporate client enabling the call center to answer member calls as the corporate client's helpline service. Members can be connected to the same advisor each time they call if a matter is on going. The range of help/advice offered is broad, covering all types of legal, tax and accounting issues that members may encounter in their daily lives. In addition, NHS offers a stress and bereavement counseling service and help and advice on a broad range of other issues from home emergency, home maintenance and security to credit card registration and social security advice.

IMAN provides international medical case management and repatriation services for travelers. IMAN has established an international network of doctors, nurses and medical advisors who are available to assist travelers who require medical assistance while abroad. The service extends to repatriation in cases where the traveler must return home to receive treatment. The IMAN product is sold to a number of major insurance companies who incorporate the IMAN service within their travel insurance coverage.

The Company intends to focus the marketing of its member benefits business as a "loyalty marketing" service in the future. Management believes that it can maximize operating returns from this segment of its business by concentrating its selling effort to customized benefit programs for its corporate clients. Such customized benefit programs will be co-branded and targeted to assist client corporations in building customer loyalty as well as attracting and retaining new business.

E-Commerce and Internet Services Business

In November 1998 the Company and TMAP launched an internet shopping and services program, Countdown-Arcade. Management believes that the development of an e-commerce business is key to the future success and growth of the Company. Management further believes that the Countdown-Arcade can be developed to become a full online international shopping web site offering a broad range of merchandise and services at discounted prices by utilizing the existing Countdown participating merchant base. The Countdown Arcade, can be found at http://www.countdownarcade.com. The Countdown-Arcade offers the ability to purchase over the internet a range of consumer products primarily from UK suppliers.

New products and services are being added continuously. In addition, members have the ability to search for merchandise on a country-by-country basis through a Countdown-Arcade link to the Countdown database of participating merchants outside the UK. The Countdown-Arcade includes a variety of consumer products at deeply discounted prices as well as a number of services including discounted gift vouchers and a full on-line travel service. In February 1999 the Company launched a Free Internet Access service in the United Kingdom. The service was initially marketed to the Countdown membership base in the United Kingdom totaling approximately 3 million. Today Countdown markets the service to a number of its corporate clients. Countdown receives a percentage of the telephone connect revenue from all accounts generated and is expected to further benefit from users of the service being time-linked to the Countdown-Arcade.

The Countdown-Arcade is available to both members and non-members of the Countdown program. However, while non-members may make purchases, they cannot take full advantage of the discounts offered unless they become a Countdown member, which they can do over the internet at any time. The

Countdown-Arcade is also offered as a co-branded product to add additional services to third party web sites. The software developed is totally proprietary to the Company and TMAP and offers the opportunity for licensing to third parties on a global basis. Management believes that the Company's move into e-commerce will generate new revenues from transaction commissions on products and services sold, as well as advertising revenues from corporate sponsors.

Direct Marketing Business

On June 15, 1999 the Company and TMAP purchased DBS Direct. DBS Direct is head quartered in Seattle, Washington where it commenced operations in July 1998. DBS Direct has the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV, the leading providers of digital, "direct-to-the-home" multi-channel video programming services. The DBS Direct contracts with DirecTV will allow it to become the first nationwide telemarketing, door-to-door sales, and full-service installer of DirecTV's Digital Broadcast Satellite in the United States. DBS Direct has three contracts with DirecTV, one covering Single Family Units ("SFU's"), one covering Multi-Dwelling Units ("MDU's") and a third covering commercial establishments such as hotels and restaurants. The "SFU" contract grants DBS Direct the right to an initial coverage area which includes 12 major metropolitan markets in the United States, representing approximately 25 million television households, or 25% of the total television households in the United States. DirecTV will add additional SFU markets to the DBS Direct SFU coverage upon successful launch of its services in currently contracted markets. The "MDU" contract grants DBS Direct the entire continental United States as its territory, an addition 25 million television households.

As of the date hereof DBS Direct has three sales offices, two in Seattle, Washington and one in Chicago. In addition, DBS Direct has appointed two marketing partners, one in Los Angeles and one operating in Phoenix, Arizona. DBS Direct pays a commission to its marketing partners for each DirecTV system sold.

Although TMAP has significant influence over the operating and financial decisions of DBS Direct, the Company has effective control over the operations of DBS Direct. Accordingly, the operations of DBS Direct are consolidated in the financial statements of the Company.

Travel Services Business

The Company's travel services business, which is located only in Australia, consists of Teletravel and Breakaway. Travel products offered through Teletravel include the sale of packaged vacations, airline tickets, hotel accommodation and travel related products such as insurance. Although the Company has significant influence over the operating and financial decisions of Teletravel and Breakaway, TMAP has effective control over the operations of these businesses. Accordingly, the operations of Teletravel and Breakaway are accounted for under the equity method in the financial statements of the Company.

Teletravel

Teletravel is a telephone based travel agency offering a full range of travel services such as airline tickets, packaged tours, hotel accommodation, auto rental and other travel related products such as insurance. The Teletravel business was originally established to enable NHS to offer travel products to its corporate clients, in particular those clients who purchase NHS products and services on a co-branded basis. Teletravel employs its own travel agents who operate a call center located in Sydney, Australia. Teletravel does not operate any travel shops for consumers to utilize on a walk-in basis. Instead the business is entirely telephone based whereby customers call the Teletravel call center where an experienced travel consultant offers help and advice to the traveler and then confirms the customers booking. Consumers may pay by check, credit card or money order. When payment is received tickets and itineraries are forwarded to the customer. Teletravel generates revenues from commissions received from airlines and travel product providers. Teletravel believes it enjoys an economic advantage over traditional travel agents who have to bear the costs associated with their retail outlets.

Breakaway Travel

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

Acquisitions

Countdown

On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England. The consideration paid by the Company for its 50% interest in Countdown totalled $2,682,487. The purchase consideration payable to Mr. Radbone was satisfied by the issuance of 1,200,000 shares of Common Stock of the Company and a cash payment of 500,000 UK pounds sterling (approximately $800,000 as of April 3, 1997). In addition, Mr. Radbone was granted an option, expiring April 1, 2002, to purchase 250,000 shares of Common Stock at $1.00 per share. The balance of the outstanding capital stock of Countdown was simultaneously purchased by TMAP on similar terms.

The cash portion of the purchase price was funded by a $1,000,000 loan, bearing interest rate of 12% per annum, from Mr. J. Vittoria, a director and shareholder of the Company. The loan was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan, together with accrued interest, was converted into 1,636,005 shares of Common Stock on November 1, 1999, a conversion price of $0.80 per share.

In order to obtain the consent of Network to the acquisition the Company and TMAP each agreed to pay $125,000 in cash to Network. In addition, the Company and TMAP jointly issued to Network a promissory note in an aggregate principal amount of $500,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The principal amount of the promissory note, together with accrued interest, was forgiven pursuant to the terms of the Termination Agreement.

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

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between TMAP and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The Promissory Note holder received a three-year warrant to purchase 1 million shares of the common stock of TMAP at an exercise price of $1.00 per share. In addition, the TMAP agreed to exchange warrants to purchase 633,366 shares of common stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of common stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the Common Stock of the Company. Such warrants were exchanged by the Company for a new warrant on the same terms as those of TMAP. The Note was repayable on November 16, 1999. Interest was paid to November 15, 1999 and $400,000 of principal was repaid in November 1999. On November 30, 1999 the Note holder and TMAP executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The new note has now been repaid in full by TMAP, together with accrued interest.

NAMA
----

In November 1998 the Company and TMAP purchased from National Association of Mature Americans, Inc. ("NAMA") through a wholly owned subsidiary of Countdown USA, Countdown Connect, Inc., the membership base and certain business assets of NAMA. The consideration paid totaled $400,000 payable in cash. $100,000 was paid at closing and the balance is payable in three instalments as follows: (i) $100,000 upon final disposition by NAMA of outstanding litigation against it,
(ii) $100,000 on December 31, 1999 and (iii) $100,000 on December 31, 2000.
Additionally, Mr. Rick Washburne, owner of NAMA, entered into an employment agreement with Countdown Connect, Inc. The employment agreement was for a period of five years and provided for an annual salary of $55,000 and other compensation. The employment agreement between Countdown Connect, Inc. and Mr. Washburne was terminated for cause in April 1999. On April 21, 1999 the Company, TMAP, Countdown USA and Countdown Connect, Inc. filed suit against Mr. Washburne and NAMA seeking to withhold any further payments pursuant to the acquisition agreement and further to uphold the termination for cause provision of the employment agreement. As of the date hereof, the legal proceeding is at deposition stage.

The acquisition provided Countdown USA with an established membership base as well as a defined set of benefit packages. Additionally, the business assets acquired included a series of contracts pursuant to which Countdown USA will provide customized benefit packages, on a wholesale basis, to other memberhip based organizations and corporations thorughout the United States.

DBS Direct

On June 15, 1999 the Company and TMAP each purchased of DBS Direct.

The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TMAP. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,831,057 shares of the Company's common stock. TMAP paid 4,589,732 shares of its common stock for the remaining 50% of DBS Direct. In addition, the Company and TMAP each contributed $500,000 to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TMAP agreed to each contribute a further $1 million to the capital of DBS Direct to fund the expansion of its network of sales offices nationally. All Additional capital contributions have been fully made by the Company and TMAP.

Pursuant to the terms of the Acquisition Agreement, William D. Marks entered into an employment agreement with DBS Direct and joined the board of directors of the Company and TMAP. Mr. Marks resigned as a director of the Company on October 25, 1999. The employment agreement is for a period of three years and provides for an annual salary of $175,000. Mr. Marks serves as President of DBS Direct. The employment agreement also provides for participation in any incentive stock option plans that may be established in the future by the Company and TMAP.

Transmedia France

In April 1996 the Company commenced a restaurant card business in France through Transmedia La Carte Restaurant SA ("Transmedia France"). Transmedia France was organized and capitalized in 1995 by the Company and three other parties. Transmedia France operated pursuant to the Network License and a banking license granted by the Bank of France.

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

On October 5, 1998 the Company acquired 27,500 shares of common stock of Transmedia France from a minority shareholder. The consideration paid by the Company was $200,000 which was satisfied by the issuance of 200,000 shares of its Common Stock. On December 9, 1998 the Company acquired a further 107,500 shares of common stock of Transmedia France from another minority shareholder. The consideration paid by the Company was $400,000 which was satisfied by the issuance of 400,000 shares of its Common Stock. The Company acquired these minority shareholdings because such minority shareholders had "put options" pursuant to the terms of a shareholders' agreement entered into by the Company and others when Transmedia France was originally organized. Under the "put options" the Company was obligated to purchase such minority shareholdings for a cash consideration equal to their original investment plus 20% (approximately $3 million). Management believed that the issuance of 600,000 shares of Common Stock to purchase such minority interests in Transmedia France and be discharged from the "put options" was in the best interests of the Company. As a result of the purchase of the minority interests in Transmedia France described above the Company became beneficial owner of 90% of Transmedia France.

Throughout 1998 Transmedia France continued to fall below the minimum fully paid capital requirement and was in discussion with the Bank of France through the summer of 1998 to resolve the situation. Following a disciplinary committee hearing of the Bank of France in November 1998 Transmedia France was verbally advised that its banking license would be withdrawn and that as a result Transmedia France would be required to cease trading. At a subsequent meeting of the board of directors of Transmedia France it was resolved that the company would cease trading effective December 31, 1998 and that the company would be liquidated on a voluntary basis. This decision of the board of directors was ratified by the shareholders of Transmedia France at an extraordinary general meeting held in December 1998. Transmedia France subsequently paid all its liabilities in full and liquidated its assets. The financial statements of Transmedia France for the year ended September 30, 1998 have been presented on a liquidated basis and include a charge of $178,603 in respect of the write down of fixed assets to realizable value and a reserve of $108,225 in respect of restaurant advances not recoverable on liquidation.

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

Competition

The "membership based" benefits and loyalty marketing business is highly competitive. The Company competes with a number of other operators, both internationally and in the individual countries in which it operates. The Company's competitors range from small private companies to major corporations who collectively offer a full range of "membership-based" benefit programs. Such benefit programs include discount shopping, hotel accommodation, travel, dining, and leisure activities. Additionally, the Company competes with other telephone helpline service operators and loyalty reward programs such as "air miles".

Countdown, competes directly with a full range of discount shopping programs offered by a number of other operators. The Company believes that the Countdown program, with over 75,000 participating merchants in 28 countries, is broader based than the programs offered by its competitors. Management believes that the size of its merchant base, as well as the international spread of such merchants and its varied communication channels covering in-store shopping, special offers, telephone shopping services and the internet give Countdown an advantage over its competitors. Such merchant base and program pricing are the principal methods used by Countdown to retain existing business and secure new business opportunities over its competitors.

The e-commerce and internet services business is highly competitive. While the Company's e-commerce business competes with other online discount shopping and services businesses, management believes that the combination of its own proprietary software, its international network and range of product and service providers uniquely position the Company in this sector.

In its restaurant card business the Company competes against other discount programs. Competitors include programs offered by major credit card companies such as American Express, Visa, Mastercard and Diners Club. Additionally, other companies offer different kinds of discount dining programs. For example, certain hotel groups offer two-for-one dining in their restaurants. The Company is not aware of any restaurant discount charge card business, similar to that of the Company, in the Licensed Territories at this time. The unique nature of the restaurant discount charge card is the principal method used to secure business. However, there can be no assurance given that new competitors will not enter the market in the future.

DBS Direct competes with retail distributors of DirecTV in the United States. However, its position as a full service direct marketer of the DirecTV product differentiates it significantly from its competitors. The retail sellers of DirecTV appeal strongly to single family units who tend to install the product themselves. DBS Direct's position as a provider of a "one-stop-shop" DirecTV solution covering direct sales to distribution and installation is targeted at the high value more complex requirement of a multi-TV household.

The Company's affiliate NHS competes with other helpline service providers and membership based benefit providers. NHS also competes with its product and service providers who promote their businesses independently of their arrangements with NHS. The principal methods used by NHS to compete effectively are beneficial prices, quality of service and the range of products and services offered. The market sector serviced by NHS is highly attractive to new entrants, particularly insurance and financial services providers who are seeking to diversify their product offer.

The Company's travel business interests compete with travel agents and other operators in the hotel and travel industries, including retail travel agents, airlines and hotel groups. The Teletravel business is competitive regarding price and convenience when compared with retail travel agents where the consumer is usually required to visit the travel agents premises. Breakaway competes primarily on price as well as being the only business that provides its services exclusively to employees of the travel industry.

The Company is not aware of any dominant operators in its business segments and geographical markets. However, many of the Company's competitors may have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

Intellectual Property

The Company operates its restaurant card business pursuant to the rights acquired through the License Agreement with Network. While the License Agreement grants the Company the right to use certain proprietary software and systems, the Company found it necessary to develop its own systems and practices for sales tax and other considerations. Accordingly, the Company is not reliant on the License Agreement in order to conduct its day to day operations. However, TRANSMEDIA is a registered trademark and therefore the Company relies on the rights it acquired under the License Agreement to use such trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories.

Countdown is a registered trademark of the Company's subsidiary, Countdown Holdings Limited. Countdown has been established for over 29 years and management believes that the business of Countdown is, to some extent, dependent on the consumer goodwill and recognition attaching to the Countdown name. The trademark is registered and protected in all countries of operation. The Countdown-Arcade operates using proprietary software developed in-house and wholly owned by the Company and TMAP.

Employees

As of September 30, 1999, the Company employed 103 full-time and 5 part-time employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

The Company leases office accommodation of approximately 4,000 square feet at 11 St James's Square, London, England. The office is shared with TMAP. The lease expires in February, 2004. The rent payable totals approximately $120,000 per annum. During the year ended September 30, 1999 the Company charged TMAP approximately $56,742 for its share of the rental cost.

Countdown leases mixed use office and warehouse accommodation of approximately 10,000 square feet at No.1 Hurlingham Business Park, Sulivan Road, London, England. The lease is for a period of 20 years expiring in 2015. The rent payable is currently approximately $165,000 per annum with rent reviews scheduled at five-year intervals. It is not possible at this time to quantify the financial impact of such rent reviews.

Logan Leisure leases office accommodation of approximately 280 square feet in Dublin and approximately 450 square feet in Belfast. The Dublin lease is for a period of 5 years commencing May 14, 1998 at an annual rent of approximately $16,000. The Belfast lease commenced June 1, 1996 and expires on May 31, 2000. The annual rent payable is approximately $11,600.

Through April 1999 Countdown USA operated from office accommodation in Flanders, New Jersey pursuant to an informal arrangement on a month-to-month basis. Commencing May 1, 1999 Countdown USA leased office accommodation of approximately 1,500 square feet at 880 Fairview Road, Simpsonville, South Carolina. The lease is for a period of 3 years expiring April 30, 2002. The annual rent payable is $21,750.

DBS Direct leases office accommodation totaling approximately 11,000 square feet at Suite 100 Eastlake Center, 2815 Eastlake Avenue East, Seattle, Washington. The lease commenced on May 1, 1999 and expires on April 30, 2004. The annual rent payable during the first four months of the lease was $189,000 increasing to $270,000 for months five to ten and to $297,000 per annum for the remainder of the lease term.

DBS Direct also leases three sales offices one in Seattle, one in Wenatchee, Washington and one in Chicago. The Seattle sales office, located at 4200 Aurora Avenue N, totals approximately 4,400 square feet. The lease commenced on April 1, 1998 and expires on March 31, 2001. The initial annual rent payable was $38,400, increasing at the rate of 5% per annum during the term of the lease. The Wenatchee sales office is located at 511 Valley Mall Parkway, East Wenatchee, Washington totals approximately 525 square feet. The lease is a month-to-month lease and commenced on November 23, 1998. The rent payable is $400 per month. The Chicago sales office is located at Unit B, Clybourn Commons, 2000 North Clybourn, Chicago and totals approximately 2,137 square feet. The lease commenced on August 8, 1999 and is for an initial term of five years with an option to extend the term for a further five years. The initial rent payable is approximately $68,400 per annum, increasing by 3% each year during the term of the lease.

Through August 31, 1998 the Company's subsidiary Transmedia France leased office accommodation totaling approximately 2,500 square feet at 9, Rue de la Paix, Paris 75002, France at an annual rental of approximately $110,000. The lease was extended on a month-to-month basis through January 31, 1999 when the property was vacated.

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

The Company is engaged in a dispute with Edward J. Guinan, III, its former Chief Executive Officer, with respect to amounts which the Company claims Mr. Guinan owes to the Company. Mr. Guinan's employment agreement was terminated for cause on September 30, 1999 and the Company considers the employment agreement to no longer be effective. Mr. Guinan's attorneys recently have challenged this position and have also asserted claims for various advances which Mr. Guinan asserts were made on behalf of the Company and for which he claims to be entitled to reimbursement. No legal action has been commenced by the Company or Mr. Guinan. At this time it cannot be determined when and if this dispute can be resolved or what the net amount, if any, which Mr. Guinan owes to the Company or the Company owes to Mr. Guinan.

The Company is engaged in a dispute with Carl Freyer, a former director and consultant to the Company. Mr. Freyer claims that an agreement was reached in December 1999 pursuant to which he, or his affiliate, was granted warrants plus cash payments in lieu of prior compensation arrangements. The Company asserts that there is no such valid agreement and that the only rights of Mr. Freyer, or his affiliate, relate to the Company's obligation to submit for shareholder approval, warrants previously granted covering 300,000 shares exercisable at $1.00 per share. At this time no litigation has been commenced.

Except as disclosed above, the Company is not aware of any material pending legal proceedings or claims against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information. The Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "MBTE" through March 10, 1998 and on the OTC Electronic Bulletin Board under the symbol "MBTE" thereafter until January 20, 2000. On January 20, 2000 the Company's Common Stock was de-listed from the OTC Electronic Bulletin Board for failure to file its Quarterly and Annual Reports in a timely manner. The Company's Common Stock is now reported on the "Pink Sheets". The following table sets forth the high and low bid prices as reported for the periods indicated below.

      Quarter ended               High                 Low

      December 31, 1997           1.375               0.875
      March 31, 1998              1.750               0.750
      June 30, 1998               1.875               1.250
      September 30, 1998          1.500               0.750

      December 31, 1998           2.133               0.750
      March 31, 1999              1.383               0.750
      June 30, 1999               1.750               0.250
      September 30, 1999          1.625               0.812

      December 31, 1999           4.531               0.562
      March 31, 2000              6.000               2.625

(b) Holders. As of May 19, 2000 there were approximately 227 holders of record of shares of Common Stock. The Company is aware that a significant number of beneficial owners of Common Stock hold their shares in "street name".

(c) Dividends. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company has not paid any cash dividends on its Common Stock and, for the foreseeable future, intends to retain future earnings, if any, to finance the operations, development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors. Holders of preferred stock are entitled to dividends when and if funds are legally available therefor. The Company has not paid any dividends on its preferred stock but continues to accrue such dividends.

Recent Sales of Unregistered Securities

On February 1, 1998 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on April 30, 1998 upon the sale of 1,950,000 shares of Common Stock at $1.25 per share resulting in net proceeds to the Company of $2,437,500. For every three shares purchased each subscriber received a warrant to purchase one share of Common Stock at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after issuance for a period of three years.

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

On October 21, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $.80 per share resulting in net proceeds to the Company of $3,125,000. In connection with the placement, the Company granted a warrant to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share to an unaffiliated third party. The warrant is exercisable at anytime from November 1, 1999 through October 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. See Item 8 "Financial Statements and Supplemental Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". On May 14, 1998 the Company and TMAP each acquired a 50% interest in Logan Leisure. The results of Logan Leisure have been consolidated with those of the Company from the date of acquisition using the purchase method of accounting. In July 1998 the Company and TMAP jointly incorporated Countdown USA and on June 15, 1999 the Company and TMAP jointly acquired DBS Direct. The results of Countdown USA have been consolidated with those of the Company from the date of incorporation and the results of DBS Direct have been consolidated with those of the Company from the date of acquisition using the purchase method of accounting.

Income Statement Data

                               Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                              September 30,   September 30,   September 30,   September 30,   September 30,
                                  1999            1998            1997            1996            1995
Revenues                      $  9,815,718    $ 10,568,531    $  7,870,256    $  3,696,400    $  3,967,997

Gross profit                     3,986,591       4,888,215       3,160,345       1,610,495       1,701,411

Selling,General &
Administrative                  (8,283,101)    (12,660,826)     (7,399,595)     (3,670,307)     (3,816,386)

Loss from operations            (4,296,510)     (7,772,611)     (4,239,250)     (2,059,812)     (2,114,975)

Share of losses and
amortization of goodwill of
affiliated companies              (290,487)        (59,170)       (116,899)       (509,404)        (92,455)

Interest, net                   (1,010,652)       (261,923)         11,287           8,112          28,978

Income (tax) benefit                (3,628)         35,802          13,621               0               0

Minority interest                  425,258         362,580         805,859               0               0

Preferred stock dividend          (134,420)       (134,420)       (220,865)       (134,420)        (37,000)

Net loss                      $ (5,310,439)   $ (7,829,742)   $ (3,746,247)   $ (2,695,524)   $ (2,215,452)

Net loss per share, basic
and diluted                   $      (0.24)   $      (0.47)   $      (0.27)   $      (0.24)   $      (0.19)


Balance Sheet Data
                              -------------------------------As of Sept. 30-------------------------------

                                  1999            1998            1997            1996            1995
                                  ----            ----            ----            ----            ----
Current Assets                $  3,409,267    $  5,640,852    $  2,991,538    $  1,854,831     $ 3,144,262

Total Assets                    15,879,572      11,068,965       9,073,025       3,926,355       5,821,680

Working Capital
  (Deficiency)                  (5,940,315)     (7,158,979)     (4,687,385)        580,665       1,635,642

Stockholders Equity              4,796,475      (2,343,963)        559,149       2,152,189       3,813,060

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

Results of Operations

Fiscal 1999 compared to Fiscal 1998

The Company generated revenues of $9,815,718 (1998: $10,568,531) in the year ended September 30, 1999, a decrease of $752,813 or 7.1% over the corresponding period in 1998. Countdown and the restaurant card business recorded decreases of 20.3% and 13.8% respectively which were offset by Logan Leisure being consolidated for a full year (4.5 months in fiscal 1998), DBS Direct which generated revenues of $702,751 in the three and a half months post acquisition and Countdown USA which generated revenues of $115,589 (1998: nil).

Cost of sales totaled $5,829,127 (1998: $5,680,316) for the year ended September 30, 1999, generating a gross profit percentage of 40.6% (1998: 46.3%). The decrease in gross profit percentage reflected a lower margin achieved by Countdown 36.9% (1998: 46.5%) and the lower margin DBS Direct business 27,7%. Logan Leisure improved gross margin from 64.3% to 73.4% in fiscal 1999. The restaurant card business achieved a gross profit percentage of 44.5% as compared to 46.2% in fiscal 1998.

Selling, general and administrative expenses totaled $8,283,101 (1998:
$12,660,826) for the year ended September 30, 1999, a decrease of $4,377,725 or 34.6% over fiscal 1998. Countdown and the restaurant card business in the UK accounted for $2,630,074 and $739,633 of such decrease respectively. Countdown achieved reductions in a number of cost categories in fiscal 1999 including payroll ($679,000), professional fees ($353,000), communication costs ($120,000), travel ($63,000), selling expenses ($66,000) and doubtful debt provision ($457,000). Selling, general and administrative expenses in the UK restaurant card business recorded similar cost decreases, primarily payroll ($413,000), professional fees ($109,000) and doubtful debt provision ($134,000). Transmedia France, which ceased operations in December 1998, accounted for a further $700,583 of the year on year decrease in selling, general and administrative expenses. Logan Leisure, which was acquired in May 1998, recorded an increase in selling general and administrative expenses of $234,888 as a result of being consolidated for a full year in fiscal 1999. Likewise, Countdown USA, which commenced operations in fiscal 1999, recorded an increase in selling, general and administrative expenses of $401,470. Selling, general and administrative expenses of DBS Direct, which was acquired on June 11, 1999, totaled $970,087 (1998: nil). Head office selling general and administrative totaled $3,316,497 in fiscal 1999, a decrease of $1,913,880 or 39.4% as compared to fiscal 1998. Head office Selling, general and administrative expenses in fiscal 1998 included a number of non-recurring expenses including sign-on fees in relation to the NHS acquisition ($925,000 approximately), $1,036,828 to write down the carrying value of the Transmedia France license and other assets to fair value, a write-down of approximately $462,000 in the carrying value of the TMNI License, a write-off of approximately $264,000 relating to an aborted acquisition and $100,000 to settle the Ernst lawsuit (see Item 3 Legal Proceedings). Excluding the impact of such items, head office expenses increased by $873,948 in fiscal 1999 as compared to 1998. The year on year increases in head office expenses principally comprised the costs of establishing the Countdown Internet Services division ($204,000), closure of Transmedia France ($140,000), increased payroll costs ($284,000), travel expenses ($161,000), amortization of investment banker fees settled by the issuance of a warrant $(168,000) and communication costs ($21,000).

The Company's share of losses of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, was $290,487 for the year ended September 30, 1999 (1998: $59,170).

The minority interest in the Company comprises TMAP's interests in Countdown, DBS Direct, Logan Leisure and Countdown USA.

The Company has net operating losses carried forward for income tax purposes. No deferred tax benefit has been recognized for the year ended September 30, 1999 due to the 100% valuation allowance against deferred tax assets.

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

Cost of sales totaled $5,680,316 (1997: $4,709,911) for the year ended September 30, 1998, generating a gross profit percentage of 46.3% (1997: 40.2%). The increase in gross profit percentage reflected the impact of the higher margin Countdown and Logan Leisure businesses and improved gross profit achievement in pre-existing operations. The gross profit percentages achieved by Countdown and Logan Leisure respectively were 46.5% and 64.3% in fiscal 1998. Pre-existing operations achieved a gross profit percentage of 46.42% in fiscal 1998.

Selling, general and administrative expenses totaled $12,660,826 (1997:
$7,399,595) for the year ended September 30, 1998, an increase of $5,261,231 or 71.1% over fiscal 1997. Countdown, Logan Leisure and Countdown USA accounted for $2,817,263, $209,777 and $43,691 of such increase respectively. Selling, general and administrative expenses of pre-existing operations and head office were $7,795,248 in fiscal 1998, an increase of $2,204,120 or 39.4% as compared to fiscal 1997. Selling, general and administrative expenses in fiscal 1998 included a number of non-recurring expenses including sign-on fees in relation to the NHS acquisition ($925,000 approximately), $1,036,828 to write down the carrying value of the Transmedia France license and other assets to fair value, a writedown of approximately $462,000 in the carrying value of the TMNI License, a write-off of approximately $264,000 relating to an aborted acquisition and $100,000 to settle the Ernst lawsuit (see Item 3 Legal Proceedings). These expenses were partially offset by cost reductions realized in pre-existing operations of approximately $962,000. Such cost reductions were primarily in selling expenses ($291,663), accounting and other professional fees ($115,229), bad debt expense ($273,681), royalties ($70,390) and interest expense ($93,669).

The Company's share of losses of its affiliates Transmedia Australia and Transmedia Holdings were $59,170 for the year ended September 30, 1998 (1997:
$116,899). The minority interests in the Company in fiscal 1998 comprised third party shareholdings in Transmedia France and TMAP's interests in Countdown, Logan Leisure and Countdown USA.

Liquidity and Capital Resources

The following table represents the net cash provided by or used in operating, financing and investment activities for each period as indicated:

                                                        Year Ended
                                                        ----------

                                         September 30, 1999   September 30, 1998

Cash used in
Operating Activities                        $(4,930,250)         $(4,934,752)

Cash used in
Investing Activities                           (242,407)         $(2,191,561)

Cash provided by financing
Activities                                    4,199,265          $ 7,192,227

The Company incurred a net loss of $5,310,439 for the year ended September 30, 1999. Such loss, adjusted for non-cash items, resulted in funds used in operating activities totaling $4,930,250, net of working capital movements. Non-cash items included depreciation and amortization charges totaling $718,942, accrued sign-on fees of $(296,500), a provision for irrecoverable restaurant credits of $(304,355), the Company's share of losses incurred by its affiliates of $277,186, minority interest $(425,258), accrued interest expense $510,335, non-cash consultancy fees $168,000 and loss on sale of fixed assets $33,390.

The fiscal 1999 net cash used in investing activities of $242,407 comprised the cash element of the Company's investment in Logan Leisure $25,575, the acquisition of NAMA by Countdown USA $100,000 and investment in fixed assets $116,832. In fiscal 1998 cash used in investing activities, net of the proceeds of sale of fixed assets of $167,833, comprised the cash elements of the Company's investment in Logan Leisure $570,623 and the Company's investment of $1,788,771 in its affiliates Transmedia Australia and Transmedia Holdings.

To meet its cash requirements during fiscal 1999, the Company sold in aggregate 4,709,332 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $3,882,000. In addition, the Company raised approximately $498,800 through the issuance of short-term promissory notes. As of the date hereof all of the short-term promissory notes have been repaid in full. In fiscal 1999 cash generated by financing activities was partially off-set by repayment of loans totaling approximately $2,771,375. From October 1, 1999 through the date hereof the Company has raised an additional $3,125,000 through the sale of 3,906,250 shares of Common Stock and loans totaling $1,433,804, including accrued interest, were converted into 1,761,005 shares of Common Stock.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the implementation of its strategy to create a broader based international member benefit/loyalty marketing business primarily through the joint acquisition of synergistic businesses with TMAP. The Company currently has established business operations in Europe and the United States and through its affiliates, Transmedia Australia and Transmedia Holdings, has an interest in business operations in Australia. While the Company will continue to operate cash negative in the short-term, management believes that after completion of the proposed merger with TMAP, the Company and TMAP will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended September 30, 1999, a situation which is expected to continue for foreseeable future. Some of the Company's affiliated businesses such as Teletravel and Breakaway are seasonal, as is the Company's restaurant card business albeit to a lesser extent. However, the Company has no basis at this time on which to project seasonal effects, if any, on its business as a whole.

Effect of Year 2000

In fiscal 1998 the Company established a Year 2000 group to evaluate the potential exposure of the Company's computer systems and computer reliant systems to Year 2000 issues. The working group completed its evaluation and developed a plan to address its possible exposure related to the impact of the Year 2000 on its computer systems. Key operating, financial and management information systems were assessed and plans developed to address any systems modifications required by December 31, 1999. The financial impact of making the required system changes was not material to the Company's consolidated financial position, results of operations or cash flow. The cost of system modifications was approximately $50,000.

The core business system used in the Company's restaurant card business was not Year 2000 compliant and could have failed to operate beyond December 31, 1999 without corrective action. Interim systems, Year 2000 compliant, were developed and implemented. The system is scheduled to be replaced in its entirety in fiscal 2000. Countdown's systems were also evaluated and as a result some modification and upgrading was completed in the first quarter of 1999. Non-core business applications such as word processing and management information reporting systems required only minor modification. Computer hardware has been substantially upgraded to appropriate processors. The systems of the Company's affiliates Transmedia Australia and Transmedia Holdings are fully compliant.

The Company communicated with others with whom it does business, including but not limited to, financial institutions and key customers, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no assurance that the systems of third parties, on which the Company's systems rely, have been converted (if required) on a timely basis, or that a failure to convert or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

New U.S. Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined as including all changes in equity except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999.

In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement established standards for the way that public companies report information about operating segments in financial statements issued to the public. It also established standards for disclosures regarding products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in fiscal 1999.

Both of the above standards require comparative information to be restated. Results of operations and financial position were unaffected by implementation of these new standards.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for various derivative instruments commonly used in hedging activities. The Company will be required to adopt SFAS No. 133 in fiscal 2000.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age         Position
----                    ---         --------

Grant White (1)(2)      29          Chief Executive Officer and Director

Paul L. Harrison        38          President, Secretary and Principal Financial
                                    Officer and Director

----------
(1)   Appointed a director and Chairman on February 25, 2000.
(2)   Appointed Chief Executive Officer on March 1, 2000.

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. All officers hold office until the meeting of the board of directors following the next annual meeting of stockholders or until their earlier resignation or removal. There are no family relationships between any of the directors or executive officers of the Company.

Grant White
Chairman and Chief Executive Officer

Grant White joined the board of directors of the Company on February 25, 2000 when he was also appointed Chairman. Effective March 1, 2000 he was appointed Chief Executive Officer of the Company and TMAP. Prior to March 2000 he was a director of Gleacher & Co., a New York based merger and acquisition investment bank. He joined Gleacher & Co. in 1995 and moved to San Francisco in 1999 to establish Gleacher & Co.'s west coast operations focusing on technology investment banking and venture capital investing. Mr. White has a bachelor of commerce degree from Queen's University at Kingston (Canada).

Paul L. Harrison
President, Secretary and
Principal Financial and Accounting Officer

Paul Harrison has been a director of the Company since June 1996. He was a director and President of Transmedia Australia from May 1994 until June 1997. Mr. Harrison was also President, Principal Financial and Accounting Officer and Secretary of TMAP until October 1999. In 1993, Mr. Harrison acted as a consultant to the Company in connection with the initial funding of the Company and commencement of its business operations. Prior to 1993, Mr. Harrison was Vice-President responsible for European Equities at Salomon Brothers, London, where his responsibilities included coordinating and marketing the sale of various derivatives and other equity securities to European based institutional clients.

Reports under Section 16 (a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission ("SEC") certain reports regarding such persons' ownership of the Company's securities. The Company is aware that Edward J. Guinan III, a former director and officer of the Company, is delinquent in his filings with to respect transactions in Common Stock owned by him and Common Stock pledged by him. The Company has requested that Mr. Guinan bring his filings current on a number of occasions and has offered to assist him in doing so. As far as the Company is aware, Mr. Guinan is currently working to complete such filings.

Mr. Michael R. Chambrello, Chief Executive Officer of the Company from October 1, 1999 to February 29, 2000, was late in filing a Form 4 with respect to the conversion of a short-term loan to shares of Common Stock in December 1999. Mr. Chambrello has now filed such Form 4 with the SEC.

The Company is not aware of any other late filings of reports under Section 16.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended September 30, 1999 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 1999.

                           Summary Compensation Table

                                                    Annual         Long-Term          Other
                                                 Compensation     Compensation     Compensation

Name and Principal                                                                  All Other
Position                    Year         Notes      Salary        Options/SAR's    Compensation
Edward J. Guinan III
Chief Executive Officer     1999         (1)(2)    $156,887            0             $408,090

(resigned  as  of August
16, 1999)                   1998         (3)(2)     165,330            0               80,359

                            1997         (4)(2)     162,100            0               38,472

Paul L. Harrison
President                   1999         (1)(2)      78,444            0               19,090

(acting Chief Executive
Officer from August 16
to September 30, 1999)      1998         (3)(2)      82,665            0                8,668

                            1997         (4)(2)      77,000            0                    0

(1)   Based upon an exchange rare of 1 pound sterling = $1.5689
(2) Other compensation represents reimbursement of travel and entertainment expenses
(3)   Based upon an exchange rate of 1 pound sterling = $1.6533
(4)   Based upon an exchange rate of 1 pound sterling = $1.6210

Board Of Directors Report On Executive Compensation

The Board of Directors acts as the compensation committee, except that all matters relating to the Outside Directors Plan are determined by the Company's employee directors. The Board of Directors formulates and decides all matters related to the salaries, bonuses, fringe benefits or other compensation of the executive officers of the Company. The Board of Directors also decides upon matters related to the granting of stock options under the 1994 Option Plan.

Pursuant to rules adopted by the Securities and Exchange Commission ("SEC"), set forth below is a report submitted by the members of the Board of Directors addressing the Company's compensation policies for fiscal 1999 as they affected the Company's executive officers generally and, in particular, as they affected Edward J. Guinan, III who served as Chief Executive Officer.

Board Policies Regarding Executive Officers

The Board's executive compensation policies are intended to provide competitive levels of compensation adequate to retain qualified executives, to recognize individual contributions to the business of the Company, and to align management's and shareholders' interests.

The Board believes that the Company competes with other organizations for qualified executives and is therefore required to adopt competitive compensation structures. Hence, in determining the compensation payable to the Company's executive officers, the Board considers on an informal basis the prevailing levels of compensation paid by such organizations, as well as the individual contributions to the Company which each of the executives has made and would be expected to make in the business of the Company, and such other factors as the Committee may deem relevant at the time of making such determination.

Compensation paid to the Company's executive officers for fiscal year ended September 30, 1999 consisted primarily of base annual salary. Base salaries for the Company's executive officers for the fiscal year ended September 30, 1999 were determined by the Board. In setting such base salaries, the Board considered the factors set forth in the immediately preceding paragraph.

Compensation Of Chief Executive Officer

SEC regulations require that the Board disclose the bases for compensation reported to Mr. Guinan in fiscal 1999 and to discuss the relationship between such compensation and the Company's performance during the last fiscal year.

The Company's employment arrangement with Mr. Guinan provided for a fixed salary based upon an existing employment agreement. No bonus was paid during the fiscal year ended September 30, 1999. The Board determined that in order to reduce employment expenses and to reward Mr. Guinan for his financing and transaction achievements and to further incentivize his continuing involvement that it would enter into a new employment contract reducing his salary by 50% and providing 2,500,000 options. Based on other employment of Mr. Guinan, the Company considers Mr. Guinan's employment contract to have ended on September 30, 1999 and does not intend to grant any options to Mr. Guinan thereunder. There is no direct relationship between the amount of compensation and measurable objective criteria of the Company's performance in fiscal 1999.

Stock Performance Chart

The line graph set forth below compares the cumulative total shareholder return (change in stock price plus reinvested dividends) on the Common Stock for the period beginning August 4,1995 and ending on September 30, 1999 with the cumulative total return on the NASDAQ Index and a Peer Group consisting of Cendant Corporation and Memberworks over the same period. The comparison assumes $100 was invested on August 4, 1995 in the Common Stock and in each of the foregoing indices and that all dividends paid by companies included in each index were reinvested.

Option/SAR Grants in Last Fiscal Year

The Company did not grant any stock options to the named executive officers during the fiscal year ended September 30, 1999.

Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/Values

As of September 30, 1999, no executive officer of the Company held exercisable or non-exercisable options to purchase shares of Common Stock of the Company.

Employment Agreements

(1) On October 1, 1999 the Company and Michael R. Chambrello entered into an Employment Agreement for a term ending on September 30, 2002. The Employment Agreement provided for an annual salary of $150,000 and participation in executive benefit programs if and when put into effect by the Company. In addition, the Employment Agreement provided that Mr. Chambrello be entitled to receive stock options pursuant to the Company's 1993 Stock Option Plan, to be amended subject to shareholder approval, having a term of 5 years and covering 1,250,000 shares of the Company's Common Stock. The stock options had exercise prices and vested as follows:

# of Shares       Vesting Date            Exercise Price

250,000           October 1, 1999         $0.875
250,000           October 1, 2000         $0.875
187,500           February 1, 2001        Note (i)
375,000           February 1, 2002        Note (ii)
187,500           February 1, 2003        Note (iii)
--------------------------------------------------------------------------------

(i)   110% of market price on February 1, 2000
(ii) 187,500 shares at 110% of market price on February 1, 2000 and 187,500 shares at 110% of market price on February 1, 2001
(iii) 110% of market price on February 1, 2001

The Employment Agreement was terminated effective February 29, 2000 by mutual consent. The Company and TMAP each made a cash payment of $62,500 and issued 50,000 fully paid non-assessable shares of Common Stock to Mr. Chambrello and Mr. Chambrello's entitlement to stock options pursuant to the terms of the Employment Agreement were cancelled. The Employment Agreement included confidentiality and non-compete restrictions during the term of the Employment Agreement and for a period of 18 months thereafter. Additionally, the Employment Agreement included the Company's right to discharge Mr. Chambrello for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of any provision of the Employment Agreement, disability or death. Mr. Chambrello was required to devote substantial business efforts to the Company. Mr. Chambrello was also employed by TMAP through February 29, 2000. The Employment Agreement also provided that Mr. Chambrello's other business activities not conflict with the terms of the Employment Agreement.

(2) Effective October 1, 1999 the Company and Paul L. Harrison entered into an Employment Agreement for a term ending on September 30, 2001. The Employment Agreement provides for an annual salary of $250,000 and participation in executive benefit programs if and when put into effect by the Company. In addition, the Employment Agreement provides that Mr. Harrison be entitled to receive stock options pursuant to the Company's 1993 Stock Option Plan, to be amended subject to shareholder approval, having a term of 5 years and covering 2,250,000 shares of the Company's Common Stock. The stock options have exercise prices and vest as follows:

# of Shares      Vesting Date           Exercise Price

1,000,000        October 1, 1999        $0.875
  500,000        October 1, 2000        $0.875
  375,000        February 1, 2001       110% of market price on February 1, 2000
  375,000        February 1, 2002       110% of market price on February 1, 2000

The Employment Agreement includes confidentiality and non-compete restrictions during the term of the Employment Agreement and for a period of 18 months thereafter. Mr. Harrison may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of any provision of the Employment Agreement, disability or death. Mr. Harrison is required to devote substantial business efforts to the Company.

(3) Effective October 1, 1999 the Company and Charles M. Taylor entered into an Employment Agreement for a term ending on September 30, 2001. The Employment Agreement provides for an annual salary of $150,000 and participation in executive benefit programs if and when put into effect by the

Company. In addition, the Employment Agreement provides that Mr. Taylor be entitled to receive stock options pursuant to the Company's 1993 Stock Option Plan, to be amended subject to shareholder approval, having a term of 5 years and covering 1,500,000 shares of the Company's Common Stock. The stock options have exercise prices and vest as follows:

# of Shares      Vesting Date           Exercise Price

375,000          October 1, 1999        $0.875
375,000          October 1, 2000        $0.875
375,000          February 1, 2001       110% of market price on February 1, 2000
375,000          February 1, 2002       110% of market price on February 1, 2000

The Employment Agreement was terminated effective May 10, 2000. In connection with the termination, the Company agreed to make cash payments totaling $250,000 and to issue 412,500 fully paid non-assessable shares of Common Stock to Mr. Taylor. Mr. Taylor's entitlement to stock options pursuant to the terms of the Employment Agreement were cancelled. The Employment Agreement included confidentiality and non-compete restrictions during the term of the Employment Agreement and for a period of 18 months thereafter. Additionally, the Employment Agreement included the Company's right to discharge Mr. Taylor for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of any provision of the Employment Agreement, disability or death. Mr. Taylor was required to devote substantial business efforts to the Company.

(4) Mr. Edward J. Guinan III was Chief Executive Officer of the Company until August 16, 1999 when he tendered his resignation. Mr. Guinan was employed by the Company pursuant to the terms of an employment agreement dated March 2, 1998. The employment agreement was for a term ending on March 1, 2001. Based on other employment of Mr. Guinan, the Company considers Mr. Guinan's employment contract to have ended. The Company and Mr. Guinan have yet to finalize amounts which the Company believes are owed by Mr. Guinan to the Company and/or shares of Common Stock which Mr. Guinan asserts should be issued to him.

Stock Option Plans

In April, 1993, the Company adopted the 1993 Stock Option Plan ("the 1993 Plan"). The 1993 Plan was established to attract and retain personnel of the highest calibre and to offer an incentive for officers and employees to promote the business of the Company. The 1993 Plan authorizes the granting of incentive stock options or non-qualified stock options to purchase the shares of common stock of the Company, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's common stock. Unless terminated earlier, the 1993 Plan expires on December 31, 2003. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options. The 1993 Plan is administered by the Board of Directors or a committee appointed by the board, which determines the persons to whom awards will be granted, number of share options to be granted and the specific terms of each grant. Under the 1993 Plan, no stock option may be granted having an exercise price less than the fair market value of the Company's common stock on the date of grant.

In August 1993 options to acquire 206,000 shares of Common Stock were granted under the 1993 Plan at an exercise price of $1.00 per share, 6,000 of which were exercised in fiscal 1995 and the balance of 200,000 expired in fiscal 1999.

In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1996 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides, commencing January 1, 1996, for the automatic granting to each non-employee director of the Company a stock option to purchase 10,000 shares of Common Stock of the Company on January 1 each year. In addition, the Outside Directors Plan provided that Mr. Vittoria and another non-employee director (who has since resigned) each received an option to purchase an additional 20,000 shares in recognition of their services as directors prior to adoption of the Outside Directors Plan. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000 subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan is exercisable by the optionee for a period of five years from the date of the grant. Unless terminated sooner, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant.

As of December 31, 1999, 60,000 options have been granted under the Outside Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of May 19, 2000, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Additionally, unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Europe, Inc. 11 St. James's Square, London SW1Y 4LB, England.

              Number and Percentage of Shares of Common Stock Owned


                                                                            Percentage
Name and Address                           Notes         # of Shares Owned       Owned
Edward J. Guinan III
12 St. James's Square
London                                   (2) to (6) and (14)  4,799,441         13.48%

Joseph V. Vittoria                       (7) to (9)           3,056,005          8.53%

William D. Marks                               (10)           2,343,063          6.61%

Gleacher & Co. LLC
660 Madison Avenue
New York, NY 10021                             (11)           3,000,000          7.80%

Grant White                                                           0          0.00%

Pictet & Cie Nominees
29 Blvd
Georges Favon 1204
Geneva, Switzerland                                           2,458,334          6.93%

Paul L. Harrison                        (12) & (13)           2,288,000          6.07%

All directors and officers
as a group (one person)                (12) to (13)           2,288,000          6.07%

(1)   Based on 34,867,431 shares of Common Stock outstanding on May 19, 2000.
(2) Includes 226,858 shares of Common Stock owned by Conestoga Partners II, Inc. ("Conestoga") which Mr Guinan may be deemed to beneficially own. Mr Guinan is Chief Executive Officer, President and a director of Conestoga and is beneficial owner of 75% of the outstanding capital stock of Conestoga.
(3) Includes 800,000 shares of Common Stock and 133,332 shares of Common Stock issuable upon exercise of warrants owned by trusts set up for Mr Guinan's children and certain other shares which Mr Guinan disclaims beneficial ownership of.
(4) Includes 225,000 shares of Common Stock issuable on conversion of shares of the Company's 6.5% non-voting Convertible Preferred Stock.
(5) Includes 581 shares of Common Stock owned by International Advance, Inc. which Mr Guinan may be deemed to beneficially own. Mr Guinan is Chief Executive Officer, President, a director and the controlling stockholder of IA.
(6) Does not include 93,750 shares of Common Stock owned by Edward J Guinan Jr., Mr Guinan's father, which Mr Guinan disclaims beneficial ownership of.
(7) Includes 125,000 shares of Common Stock issuable upon exercise of warrants granted in April 1997 in relation to the acquisition of Countdown and 167,873 shares of Common Stock issuable upon exercise of warrants granted as part of the August 1997 Private Placement.
(8) Includes 19,125 shares of Common Stock issuable upon conversion of shares of the Company's 6.5% non-voting Convertible Preferred Stock.
(9) Includes 60,000 shares of Common Stock issuable upon exercise of warrants granted as part of the 1996 Directors Stock Option Plan.
(10) Does not Include 1,956,578 shares of Common Stock owned by Mrs Donna Marks, Mr Marks's stepmother which Mr Marks disclaims beneficial ownership of.
(11) Includes 3,000,000 shares of Common Stock issuable upon exercise of a warrant granted for services.
(12) Includes 2,250,000 shares of Common Stock issuable upon exercise of options granted in October 1999, subject to shareholder approval.
(13) Does not include 226,858 shares of Common Stock owned by Conestoga. Mr Harrison is a director and minority shareholder of Conestoga, but Mr. Harrison disclaims beneficial ownership of the shares of Common Stock owned by Connestoga.
(14) Because Mr. Guinan has not filed current information, the information set forth is based upon the most recent information available to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 1999 the Company charged a management fee of $1,210,939 (1998:
$1,060,526) to TMAP in respect of TMAP's share of corporate office expenses comprising salaries, professional fees, rent, travel and other corporate costs.

As of September 30, 1999 TMAP owed the Company $276,972. Such receivable is non-interest bearing and is repayable on demand.

Mr. Vittoria is a director of TMAP. Messrs. Harrison and Freyer were also directors of TMAP through October 25, 1999. See "Directors and Executive Officers of Registrant".

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, then a director and shareholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the Countdown acquisition purchase consideration. The loan, which was bearing interest at 12% per annum and was collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. On November 1, 1999, Mr. Vittoria agreed to convert the principal of the loan, together with accrued interest in the sum of $308,804, to shares of common stock at a price of $0.80 per share. Accordingly Mr. Vittoria received 1,636,005 shares of common stock in full satisfaction of the principal of the loan and accrued interest.

On October 25, 1999, Mr. M. Chambrello, then Chief Executive Officer of the Company, advanced a short-term loan to the Company in the sum of $100,000. The loan was used to meet the short term cash needs of the Company. On November 1, 1999 Mr. Chambrello agreed to convert the loan into shares of common stock at $0.80 per share. Accordingly, 125,000 shares of common stock were issued to Mr. Chambrello.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report.

(a)(1)   Financial Statements:

         Transmedia Europe, Inc.
         See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)   Financial Statement Schedules:

         II     Schedule of Valuation and Qualifying Accounts

(a)(3)   Exhibits:

3.1      Restated Certificate of Incorporation of the Company.
3.2      By-laws of the Company.

4.1      Specimen Certificate of the Company's Common Stock.

10.1(a) Master License Agreement, dated December 14, 1992, by and between Network and Conestoga.
10.1(b)  First Amendment to Master License Agreement.
10.1(c) Agreement dated May 5, 1993, between Conestoga and the Company transferring Conestoga's rights under the Master License Agreement to the Company.
10.1(d) Amendment No. 1, dated July 21, 1993, between Conestoga and the Company to the May 5, 1993 Agreement.
10.1(e) Assignment and Assumption Agreement and Second Amendment to Master License Agreement, dated August 11, 1993, by and among Network, TMNI International Incorporated and the Company.
10.1(f) Bill of Sale and Assignment and Assumption Agreement, dated May 5, 1993, by and among Conestoga, the Company and Network.
10.1(g) Indemnity Agreement, dated May 5, 1993, between the Company and Melvin Chasen indemnifying Melvin Chasen as a director.
10.1(h) Employment Agreement, dated as of July 21, 1993, between the Company and Edward J. Guinan III.
10.1(i) Employment Agreement, dated as of July 21, 1993, between the Company and David John Banford.
10.1(j) Consulting Agreement, dated May 15, 1994, between the Company and David John Banford.
10.1(k)  1993 Stock Option Plan of the Company.
10.1(l) Consulting Agreement, dated October 15, 1993, between the Company and Bostoner International.
10.1(m) Termination Agreement dated June 30, 1994 between the Company and Peter Weinberg.
10.1(n)  Leases for Company offices.
10.1(o)  Form of Contract with Company Participating Restaurant.
10.1(p) Settlement Agreement, dated July 19, 1994, between the Company and David John Banford.
10.1(q) First Amendment to Sublicense Agreement by and between Network, the Company, International Advance, Inc. and Transmedia France.

10.1(r) Agreement and plan of reorganization dated February 10, 1997 (Exhibit to December 31, 1996 Form 10-Q filed February 14, 1997).
10.1(s) Service Agreement dated April 3, 1997 between Countdown plc and C.E.C. Radbone.
10.1(t) Common Stock Purchase Warrant dated April 3, 1997 between the Company and J. Vittoria.
10.1(u) Loan Facility Agreement dated March 27, 1997 between the Company and J. Vittoria.
10.1(v) Share Pledge Agreement dated April 3, 1997 between the Company and J. Vittoria.
10.1(w) Master License Amendment dated December 20, 1996 between the Company, Network and TMNI.
10.1(x) Registration Rights Agreement dated April 3, 1997 between the Company and C.E.C. Radbone.
10.1(y) Agreement dated December 6, 1996 between Transmedia Network, TM Int. and the Company.
10.1(z) Sublicense Agreement dated June 30, 1995 between International Advance and Network (Exhibit to 1996 form 10-K filed December 30, 1996).

10.1(aa) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Asia Pacific, Inc. (Exhibit to 1996 form 10-K filed December 30, 1996).
10.1(bb) Agreement dated April 3, 1997 between the Company, Transmedia Asia
         Pacific, Inc. and C. E. C. Radbone as to the acquisition of Countdown Holdings Limited. (Exhibit to Form 8K filed April 18, 1997).
10.1(cc) Amendment to loan agreement by a director of the Company in connection with a loan of $1,000,000 to facilitate the acquisition of Countdown Holdings Limited. (Exhibit to 1997 Form 10-K filed March 31, 1998).
10.1(dd) Lease on 1 Hurlingham Business Park, Sulivan Road, London SW6 3DU,
         United Kingdom. (Exhibit to 1997 Form 10-K filed March 31, 1998). 10.1(ee) Call Option to purchase the balance of 49% of NHS (Exhibit to 1997 Form
         10-K filed March 31, 1998).
10.1(ff) $500,000 Promissory Note in favor of TMNI (Exhibit to 1997 Form 10-K filed March 31, 1998).
10.1(gg) Agreement dated November 6, 1997 for the purchase of the business and assets of NHS. (Exhibit to Form 8K filed December 17, 1997).
10.1(hh) Agreements for the acquisition of 100% of the issued share capital of Porkpine Limited among Compass Trustees Limited, Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc. and Gavin Logan and Joanne Logan, dated May 14, 1998. (Exhibit to Form 8K filed June 1, 1998).
10.1(ii) Share sale agreement dated March 26, 1998 re acquisition of Breakaway
         Travel Pty Limited. (Exhibit to Form 8K filed June 8, 1998).
10.1(jj) Equity Purchase Agreement dated May 10, 1999 by and among DSS Direct
         Connect L.L.C., William D. Marks, Donna M. Marks, Kevin R. Drewyer, Direct Investors, Inc. , Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc., as amended June 11, 1999. (Exhibit to Form 8K filed July 1, 1999).
10.1(kk) *Termination Agreement dated as of April 7, 2000 by and among Transmedia Network, Inc., TMNI International Incorporated, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc.

10.1(ll) Employment Agreement, dated as of March 2, 1998, between the Company and Edward J. Guinan, III. (Exhibit to 1998 Form 10-K filed August 9,
         1999).
10.1(mm) *Employment Agreement, dated as of October 1, 1999, between the Company and Michael R. Chambrello.
10.1(nn) *Employment Agreement, dated as of October 1, 1999, between the Company and Paul L. Harrison.
10.1(oo) *Employment Agreement, dated as of October 1, 1999, between the Company and Charles M. Taylor.

16.1(a) Letter from the Company's former independent accountant, KPMG. (Exhibit to Form 8K/A#1 filed October 16, 1997)

21.1     List of subsidiaries

99.1(a) Audited Consolidated Financial Statements for the years ended August 31, 1995 and 1996 for Countdown Holdings Limited and Pro-forma financial information re Countdown Holdings Limited investment. (Exhibit to Form 8K/A#1 filed June 17, 1997).

99.2(a) Unaudited Financial Statements for the years ended June 30, 1995, 1996 and 1997 for Nationwide Helpline Services Pty Limited, former owner of NHS and Pro-forma financial information re acquisition of NHS. (Exhibit to Form 8K/A#1 filed December 14, 1998)

99.3(a) Audited Financial Statements for Letville Holdings Limited for the year ended March 31, 1998, Floracourt Limited for the 25 months ended March 31, 1998 and G. & J. Logan trading as Logan Leisure for the year ended March 31, 1998 and Pro-forma financial information re Logan Leisure investment. (Exhibit to Form 8K/A#1 filed July 31, 1998)

99.4(a) Audited Financial Statements for Breakaway Travel Club Pty Limited for the years ended June 30, 1995, 1996 and 1997 and Pro-forma financial information re acquisition of Breakaway Travel Club Pty Limited. (Exhibit to Form 8K/A#1 filed July 31, 1998)

99.5(a) Audited financial statements of DSS Direct Connect LLC. Covering the period from inception on March 3, 1998 to September 30, 1998 and the period October 1, 1998 to June 14, 1999 together with unaudited pro-forma financial information.

*     Filed herewith

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

Date: May 23, 2000                      /s/ Grant White
                                        ---------------------------------------
                                        Grant White
                                        Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: May 23, 2000                      /s/ Paul L. Harrison
                                        ---------------------------------------
                                        Paul L. Harrison
                                        Director, Secretary and
                                        Principal Accounting Officer

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                                                                           Page:

Report of BDO Stoy Hayward, Independent Auditors                            F-1

Consolidated balance sheets
as of September 30, 1999 and 1998                                           F-2

Consolidated statements of operations
for the years ended September 30, 1999, 1998 and 1997                       F-4

Consolidated statements of stockholders equity (deficit)
for the years ended September 30, 1999, 1998 and 1997                       F-5

Consolidated statements of comprehensive income (loss)
for the years ended September 30, 1999, 1998 and 1997                       F-8

Consolidated statements of cash flows
for the years ended September 30, 1999, 1998 and 1997                       F-9

Notes to the consolidated financial statements                              F-12

Schedule II - Valuation and qualifying accounts and reserves                F-33

Independent Auditors' Report
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Transmedia Europe, Inc.

         We have audited the accompanying consolidated balance sheets of Transmedia Europe, Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended September 30, 1999. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the management of Transmedia Europe, Inc.. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Europe, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended September 30, 1999 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

         BDO STOY HAYWARD
         London
         England

         April 11, 2000

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Consolidated balance sheets

--------------------------------------------------------------------------------


                                                  September 30,     September 30,
                                         Note          1999             1998

ASSETS

Current assets
  Cash and cash equivalents                        $   340,511       $   747,913
  Trade accounts receivable                            441,869           656,859
  Restaurant credits (net of
   allowance for irrecoverable
   credits of $36,449 as of
   September 30, 1999 and of
   $340,804 as of September
   30, 1998)                                           705,996         1,075,406
  Amounts due from related parties       3(a)        1,095,783         2,780,234
  Other current assets                                 419,108           380,440
  Prepaid fees                            12           406,000                --
                                                   -----------       -----------

Total current assets                                 3,409,267         5,640,852
                                                   -----------       -----------

Non current assets
  Investments in affiliated
   companies                               4            21,269           311,756
  Office furniture and equipment
   (net of accumulated depreciation
   of $988,807 as of September 30,
   1999 and $1,037,004
   as of September 30, 1998)                           430,792           284,602
  Goodwill (net of accumulated
   amortization of $1,170,311 as of
   September 30, 1999 and $678,166
   as of September 30,1998)                5        10,033,569         3,686,832
  Other intangible assets (net of
   accumulated amortization of
   $763,362 as of September 30,
   1999 and $631,944 as of
   September 30, 1998)                     5         1,257,922           989,340
  Other assets                                         320,753           155,583
  Prepaid fees                            12           406,000                --
                                                   -----------       -----------

Total non current assets                            12,470,305         5,428,113
                                                   -----------       -----------

TOTAL ASSETS                                       $15,879,572       $11,068,965
                                                   ===========       ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                  September 30,     September 30,
                                         Note         1999              1998

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities
  Bank lines of credit                             $   449,142       $   516,471
  Trade accounts payable                             1,511,409         2,146,034
  Deferred income                                    1,029,550           721,542
  Accrued liabilities                                2,088,184         2,062,879
  Amount due to related parties          3(b)        1,138,872         2,316,405
  Sign-on fees payable                                       -           296,500
  Notes payable                            7         3,132,425         4,740,000
                                                   -----------       -----------

Total current liabilities                            9,349,582        12,799,831
Non current liabilities
  Amounts due to related parties         3(c)        1,302,137                 -
  Other                                                 41,514            27,676
                                                   -----------       -----------

Total liabilities                                   10,693,233        12,827,507
                                                   -----------       -----------

Minority interest                                      389,864           585,421
                                                   -----------       -----------

Stockholders' equity (deficit)
 6 1/2% Convertible preferred
  stock $0.01 par value per share,
  5,000,000 shares authorized
  (590,857 issued and outstanding
  shares as of September 30, 1999
  and 1998)                                              5,909             5,909
 Common stock $0.00001 par value,
  95,000,000 shares authorized
  (28,516,843 issued and
  outstanding as of September 30,
  1999 and 18,376,454 as of
  September 30, 1998)                                      285               184
 Additional paid in capital                         28,947,501        17,018,781
 Treasury stock (at cost,
   196,995 shares)                                    (517,112)         (517,112)
  Accumulated other comprehensive
   income (loss) -
  Cumulative foreign currency
   translation adjustment                              155,248          (366,808)
  Accumulated deficit                              (23,795,356)      (18,484,917)
                                                   -----------       -----------

Total stockholders' equity (deficit)                 4,796,475        (2,343,963)
                                                   -----------       -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                    $15,879,572       $11,068,965
                                                   ===========       ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Consolidated statements of operations

--------------------------------------------------------------------------------


                                             Year ended     Year ended     Year ended
                                            September 30,  September 30,  September 30,
                                  Note          1999            1998           1997

Revenues                                     $ 9,815,718    $ 10,568,531   $ 7,870,256

Cost of revenues                              (5,829,127)     (5,680,316)   (4,709,911)
                                             -----------    ------------   -----------

Gross profit                                   3,986,591       4,888,215     3,160,345

Selling, general and
 administrative expenses        3,4&6(b)      (8,283,101)    (12,660,826)   (7,399,595)
                                             -----------    ------------   -----------

Loss from operations                          (4,296,510)     (7,772,611)   (4,239,250)

Share of losses and
 amortization of
 goodwill of affiliated
 companies                          4           (290,487)        (59,170)     (116,899)
Interest expense (including
 additional interest expense
 of $428,000 in fiscal 1999)    7(a)&(b)      (1,028,038)       (295,257)           --
Interest income                                   17,386          33,334        11,287
                                             -----------    ------------   -----------

Loss before income tax,
 minority interest,
 preferred share dividends                    (5,597,649)     (8,093,704)   (4,344,862)

Income taxes                        9             (3,628)         35,802        13,621
Minority interest                                425,258         362,580       805,859
                                             -----------    ------------   -----------

                                              (5,176,019)     (7,695,322)   (3,525,382)

Preferred share dividends                       (134,420)       (134,420)     (220,865)
                                             -----------    ------------   -----------

Net loss                                     $(5,310,439)   $ (7,829,742)  $(3,746,247)
                                             ===========    ============   ===========

Net loss per common share:
  Basic and diluted                10        $     (0.24)   $      (0.47)  $     (0.27)

Weighted average number of
 common shares outstanding,
 basic and diluted                 10         22,565,627      16,548,416    13,736,502

          See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Consolidated statements of changes in stockholders' equity (deficit)

-------------------------------------------------------------------------------


                                Number of                       Number of                      Additional
                                 common          Common         preferred      Preferred         paid-in        Treasury
                                 shares           stock          shares          stock           capital          stock
Balance, September 30,
 1996                           12,319,537    $        123         590,857    $      5,909    $  9,647,072    $   (517,112)

Issuance of common
 stock for cash                    556,250               5              --              --       1,095,995              --
Issuance of common
 stock relating to
 acquisition                     1,200,000              12              --              --       1,199,988              --
Net loss                                --              --              --              --              --              --
Effect of foreign currency
 translation                            --              --              --              --              --              --
Compensation expense
 - restricted stock                     --              --              --              --              --              --
Option re Countdown                     --              --              --              --         165,000              --
                              ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30,
 1997                           14,075,787    $        140         590,857    $      5,909    $ 12,108,055    $   (517,112)
                              ------------    ------------    ------------    ------------    ------------    ------------


                               Cumulative
                                foreign          Unearned
                                currency       compensation
                               translation      restricted       Accumulated
                               adjustment         stock            deficit           Total
Balance, September 30,
 1996                         $      3,125     $    (78,000)    $ (6,908,928)    $  2,152,189

Issuance of common
 stock for cash                         --               --               --        1,096,000
Issuance of common
 stock relating to
 acquisition                            --               --               --        1,200,000
Net loss                                --               --       (3,746,247)      (3,746,247)
Effect of foreign currency
 translation                      (385,793)              --               --         (385,793)
Compensation expense
 - restricted stock                     --           78,000               --           78,000
Option re Countdown                     --               --               --          165,000
                              ------------     ------------     ------------     ------------

Balance, September 30,
 1997                         $   (382,668)    $         --     $(10,655,175)    $    559,149
                              ------------     ------------     ------------     ------------

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                     Number of                       Number of                      Additional
                                      common         Common          preferred      Preferred        paid-in        Treasury
                                      shares          stock            shares         stock          capital          stock
Balance, September 30,
 1997                                14,075,787    $        140         590,857    $      5,909    $ 12,108,055    $   (517,112)

Issuance of common
 stock for cash                       3,422,095              35              --              --       3,909,560              --
Issuance of common
 stock relating to
 acquisition of NHS                     500,000               5              --              --         499,995              --
Issuance of common
 stock relating to
 acquisition of Porkpine                225,000               2              --              --         326,172              --
Issuance of common stock
 to settle an outstanding
 liability                               53,572               1              --              --          75,000              --
Issuance of common stock
 relating to failed
 acquisition                            100,000               1              --              --          99,999              --
Net loss                                     --              --              --              --              --              --
Effect of foreign currency
 translation                                 --              --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30,
 1998                                18,376,454    $        184         590,857    $      5,909    $ 17,018,781    $   (517,112)
                                   ------------    ------------    ------------    ------------    ------------    ------------


                                Cumulative
                                 foreign          Unearned
                                 currency       compensation
                               translation       restricted       Accumulated
                                adjustment         stock            deficit           Total
Balance, September 30,
 1997                         $    (382,668)    $        --      $(10,655,175)    $    559,149

Issuance of common
 stock for cash                          --              --                --        3,909,595
Issuance of common
 stock relating to
 acquisition of NHS                      --              --                --          500,000
Issuance of common
 stock relating to
 acquisition of Porkpine                 --              --                --          326,174
Issuance of common stock
 to settle an outstanding
 liability                               --              --                --           75,001
Issuance of common stock
 relating to failed
 acquisition                             --              --                --          100,000
Net loss                                 --              --        (7,829,742)      (7,829,742)
Effect of foreign currency
 translation                         15,860              --                --           15,860
                              -------------     -----------      ------------     ------------

Balance, September 30,
 1998                          $   (366,808)    $        --      $(18,484,917)    $ (2,343,963)
                              -------------     -----------      ------------     ------------

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                 Number of                       Number of                      Additional
                                  common         Common          preferred      Preferred        paid-in         Treasury
                                  shares         stock            shares          stock          capital          stock
Balance, September 30,
 1998                            18,376,454   $         184         590,857    $      5,909    $ 17,018,781    $   (517,112)

Issuance of common stock
 for cash                         4,709,332              47              --              --       3,881,953              --
Issuance of common stock
 to acquire minority
 interest in Transmedia
 France (Note 3)                    600,000               6              --              --         599,994              --
Issuance of common stock
 relating to acquisition of
 DBS Direct                       4,831,057              48              --              --       6,038,773              --
Net loss                                 --              --              --              --              --              --
Effect of foreign currency
 translation                             --              --              --              --              --              --
Additional interest
 (Note 7(a)&(b))                         --              --              --              --         428,000              --
Prepaid fees (Note 12)                   --              --              --              --         980,000              --
                               ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30,
 1999                            28,516,843    $        285         590,857    $      5,909    $ 28,947,501    $   (517,112)
                               ------------    ------------    ------------    ------------    ------------    ------------


                               Cumulative
                                foreign          Unearned
                                currency       compensation
                               translation      restricted       Accumulated
                               adjustment         stock            deficit            Total
Balance, September 30,
 1998                         $   (366,808)     $        --      $(18,484,917)    $ (2,343,963)

Issuance of common stock
 for cash                               --               --                --        3,882,000
Issuance of common stock
 to acquire minority
 interest in Transmedia
 France (Note 3)                        --               --                --          600,000
Issuance of common stock
 relating to acquisition of
 DBS Direct                             --               --                --        6,038,821
Net loss                                --               --        (5,310,439)      (5,310,439)
Effect of foreign currency
 translation                       522,056               --                --          522,056
Additional interest
 (Note 7(a)&(b))                        --               --                --          428,000
Prepaid fees (Note 12)                  --               --                --          980,000
                              ------------      -----------      ------------     ------------

Balance, September 30,
 1999                         $    155,248      $        --      $(23,795,356)    $  4,796,475
                              ------------      -----------      ------------     ------------

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Consolidated statements of comprehensive income (loss)

--------------------------------------------------------------------------------


                                             Year ended      Year ended       Year ended
                                            September 30,   September 30,    September 30,
                                                1999            1998             1997
Net loss                                     $(5,310,439)    $(7,829,742)    $(3,746,247)

Other comprehensive income (loss)

  Foreign currency translation adjustment        522,056          15,860        (385,793)
                                             -----------     -----------     -----------

Comprehensive loss                           $(4,788,383)    $(7,813,882)    $(4,132,040)
                                             ===========     ===========     ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

--------------------------------------------------------------------------------


                                                  Year ended     Year ended      Year ended
                                                 September 30,  September 30,   September 30,
                                                     1999           1998            1997
Cash flows from operating activities
  Net loss                                       $(5,310,439)    $(7,829,742)    $(3,746,247)

Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation                                        82,078         344,851         302,902
  Loss/(profit) from the sale of fixed assets         33,390              --              --
  Amortization of other intangible assets            131,418         108,086         199,600
  Write-off license to fair value                         --         750,000              --
  Amortization of goodwill -  subsidiaries           492,145         532,196          52,715
                           - affiliates               13,301           9,171              --
  Provision/(recovery) for irrecoverable
    restaurant credits                              (304,355)        291,423         266,806
  Provision for bad debts                                 --         245,286              --
  Share of losses of affiliates                      277,186          59,170         116,899
  Accrued interest expense                           510,335         259,902              --
  Accrued sign-on fees                              (296,500)        296,500              --
  Reserve against non-trade receivable                    --          86,938              --
  Minority interest                                 (425,258)       (362,580)       (805,859)
  Amortization of unearned compensation                   --              --          78,000
  Other                                                   --          75,001              --
  Amortization of prepaid fees                       168,000              --              --

Changes in assets and liabilities
  Trade accounts payable                            (692,108)       (413,707)      1,237,587
  Accrued liabilities                               (709,786)        574,663         527,346
  Accounts receivable                                247,535        (100,910)        321,438
  Restaurant credits                                 673,765        (302,811)         22,538
  Prepaid expenses and other current assets           22,367         367,932          78,301
  Deferred income                                    308,008         185,033         293,506
  Other assets                                      (165,170)       (138,830)             --
  Other non-current liabilities                       13,838          27,676              --
                                                 -----------     -----------     -----------

Net cash used in operating activities             (4,930,250)     (4,934,752)     (1,054,468)
                                                 -----------     -----------     -----------

Cash flows from investing activities
  Cash paid for interest in affiliates                    --      (1,788,771)             --
  Cash paid to acquire NAMA                         (100,000)             --              --
  Cash paid to acquire Porkpine                      (25,575)       (570,623)             --
  Cash paid to acquire Countdown                          --              --      (1,209,655)
  Purchase of NHS option                                  --              --        (142,946)
  (Cash paid)/net proceeds on fixed assets          (116,832)        167,833        (156,794)
                                                 -----------     -----------     -----------

Net cash used in investing activities               (242,407)     (2,191,561)     (1,509,395)
                                                 -----------     -----------     -----------

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                 Year ended     Year ended      Year ended
                                                September 30,  September 30,   September 30,
                                                    1999           1998            1997
Cash flows from financing activities
  Net proceeds received from issuance
   of common stock                                3,882,000       3,909,595       1,096,000
  Due from/(to) related parties                   1,719,670        (960,389)      1,538,686
  Proceeds from Notes payable                       498,800       4,740,000              --
  Repayment of Notes payable                     (2,771,375)             --              --
  DBS Direct - Capital contributions by TMAP        937,500              --              --
  Bank lines of credit                              (67,330)       (496,979)          7,071
                                                -----------     -----------     -----------

Net cash provided by financing activities         4,199,265       7,192,227       2,641,757
                                                -----------     -----------     -----------

Effect of foreign currency exchange
 rate changes on cash                               563,262          15,860        (385,793)
                                                -----------     -----------     -----------

Net (decrease)/increase in cash and
 cash equivalents                                  (410,130)         81,774        (307,899)
Cash and cash equivalents at
 beginning of period                                747,913         554,624          61,661
Cash acquired as part of acquisitions                 2,728         111,515         800,862
                                                -----------     -----------     -----------

Cash and cash equivalents at end of period      $   340,511     $   747,913     $   554,624
                                                ===========     ===========     ===========

Supplemental disclosures of cash flow
 information

  Cash paid during the year for:
    Interest                                    $   517,703     $    69,875     $    74,173

No amounts of cash were paid for income taxes in fiscal 1999, 1998 or 1997.

Supplemental disclosures of non-cash investing and financing activities

(1) In April, 1997, the Company issued 1,200,000 shares of its common stock as part payment for its investment in Countdown Holdings Limited ("Countdown"). The consideration totalled $2,659,655 made up as follows:

        Cash payment                                      $1,209,655
        Issuance of 1,200,000 shares of Common Stock       1,200,000
        Loan note in favour of TMNI International, Inc.      250,000
                                                          ----------
                                                          $2,659,655
                                                          ==========

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(2) In December, 1997, the Company issued 500,000 shares of its common stock as part payment for its acquisition by NHS Australia Pty Limited of the business of Nationwide Helpline Service Pty Limited.

        Cash payment                                      $1,662,023
        Issuance of 500,000 shares of Common Stock           500,000
                                                          ----------

                                                           2,162,023
                                                          ==========

(3) In May, 1998, the Company issued 225,000 shares of its common stock as part payment for its investment in Porkpine Limited ("Porkpine"). The consideration totalled $922,372 made up as follows:

        Cash payment                                      $  570,623
        Issuance of 225,000 shares of common stock           326,174
                                                          ----------

        As of September 30, 1998                             896,797
        Additional consideration                              25,575
                                                          ----------

                                                          $  922,372
                                                          ==========

(4) In June, 1999, the Company issued 4,831,057 shares of its common stock as part payment for its 50% investment in DSS Direct Connect, LLC ("DBS Direct"). The remaining interest of 50% was acquired by TMAP. The consideration totalled $7,538,821 made up as follows:

        Issuance of 4,831,057 shares of common stock $6,038,821 Capital contribution
          Paid                                               937,500
          Deferred                                           562,500
                                                          ----------

                                                          $7,538,821
                                                          ==========

      The deferred capital contribution was paid in November and December 1999.

(5) In December 1998, the Company issued 600,000 shares of its common stock to both of the minority shareholders in Transmedia France.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

--------------------------------------------------------------------------------

1     The Company

      Transmedia Europe, Inc. ("TME" or "the Company") is a Delaware corporation which was organised in February 1993 and commenced operations in the UK in December 1993.

      On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned equally by the Company and Transmedia Asia Pacific, Inc. ("TMAP"), purchased 51% of the Common Stock of NHS Australia Pty Limited ("NHS"). On November 17, 1998 Transmedia Australia acquired the remaining 49% of NHS. Transmedia Australia is accounted for as an affiliate.

      On May 14, 1998 the Company and TMAP purchased jointly 100% of the outstanding Common Stock of Porkpine Limited ("Porkpine").

      On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings"), a company owned equally by the Company and TMAP acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway").

      In July 1998, the company and TMAP jointly incorporated Countdown America, Inc. which changed its name to Countdown USA, Inc. on March 23, 1999. ("Countdown USA").

      On June 15, 1999 the Company and TMAP purchased jointly 100% of the outstanding common stock of DSS Direct Connect, LLC ("DBS Direct").

      As of September 30, 1999, the Company had the following equity interests in its direct subsidiaries and affiliates:


                Name                                Country of incorporation      % owned
      Subsidiaries
        Transmedia UK plc                               United Kingdom              100
        Countdown Holdings Limited                      United Kingdom               50
        Porkpine Limited                                Channel Islands              50
        DSS Direct Connect, LLC                     United States of America         50
        Countdown USA, Inc.                         United States of America         50

      Affiliates
        Transmedia Australia Travel Holdings
        Pty Limited                                        Australia                 50
        Transmedia Australia Holdings Pty Limited          Australia                 50

      All references herein to "Company" and "TME" include Transmedia Europe, Inc. and its subsidiaries unless otherwise indicated.

      Although the Company has significant influence over the operating and financial decisions of the affiliates the Company does not have effective control over their operations and therefore they are accounted for under the equity method.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies

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

      (b) Restaurant credits

      Restaurant credits represent the total advances made to participating restaurants in exchange for food and beverage credits, less the amount by which these food and beverage credits are recouped by the Company as a result of cardholders utilising their cards at participating restaurants. The amount by which such food and beverage credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of restaurant credits and establishes an allowance for restaurant credits to restaurants that have ceased operations or whose credits may not be utilised by cardholders.

      The amount of funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilise their restaurant charge card at the respective restaurant. In certain cases the Company may request a personal guarantee from the owner of a restaurant with respect to the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally no other forms of collateral or security are obtained from the restaurant owners.

      (c) Long-lived assets

      Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In fiscal 1999 the Company provided $Nil as a write-down against assets in Transmedia France (fiscal 1998 - $178,603; fiscal 1997 - $91,514) and a write-down of $Nil (fiscal 1998 - $750,000; fiscal 1997 - $Nil) against intangibles.

      (d) Intangible assets excluding goodwill

      Other intangible assets consist primarily of the cost of the Transmedia License paid to TMNI International, Inc. ("TMNI") in cash plus the fair value of Company shares granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business.

      The license cost is being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (e) Office furniture and equipment

      Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives which are between 3-5 years.

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

      (h) Revenue recognition

      Revenues comprise:

        i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and cardholders' membership fees.

        ii)  Countdown cardholders' membership fees and Countdown voucher sales.

        iii) Countdown license fees from licenses.

        iv)  Porkpine cardholders' membership fees and voucher sales.

        v) DBS Direct revenue from the sale of DirecTV equipment and installation charges, and subscriber activation commissions.

      Transmedia card membership fees are recognised as revenue in equal monthly instalments over the membership period. All other components of revenue, including other membership fees and Countdown license fees are non-refundable and recognised as revenue when the related services have been performed.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2 Significant accounting policies (Continued)

  (i) Foreign currency translation

      The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pound sterling, United States dollar, Irish punt and the Australian dollar. The UK pound sterling is the functional currency of the Company's member benefits business because it is the primary currency of the environment in which the businesses operate as autonomous units. A significant proportion of the cash generated and expended by these businesses is in UK pounds sterling. The US dollar is the functional currency of the Company's direct marketing business because it is the primary currency of the environment in which the business operates as an antonomous unit. Similarly the functional currency of the Company's interest in Porkpine and NHS are the Irish punt and Australian dollar respectively, because the businesses are located and operate in the Republic of Ireland and Australia.

      For consolidation purposes, the assets and liabilities of overseas subsidiary undertakings are translated at the closing exchange rates. Consolidated statements of operations of such undertakings are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative foreign currency translation adjustment account as a component of stockholders' equity (deficit).

      Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year ended September 30, 1999 the Company recorded an exchange loss of $196,761 (fiscal 1998 - loss of $58,339; fiscal 1997 - loss of $16,218).

      The average exchange rates during the years ended September 30, 1999, 1998 and 1997 and the exchange rates in effect as of September 30, 1999 and 1998 were as follows:

                                                UK pound    Australian   Ireland
                                                sterling     dollar       punt
        Average exchange rates

          Year ended September 30, 1999          1.6244       0.6649     1.3773
          Year ended September 30, 1998          1.6533       0.6470     1.4215
          Year ended September 30, 1997          1.6200       0.7302        N/A

        Closing exchange rate

          September 30, 1999                     1.6463       0.6528     1.3513
          September 30, 1998                     1.7000       0.5930     1.4995
          September 30, 1997                      1.612       0.7251     1.4545

  (j) Cash equivalents

      For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2 Significant accounting policies (Continued)

  (k) Advertising costs

      The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30, 1999, 1998 and 1997 were $Nil, $Nil and $26,311 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1999, 1998 and 1997.

  (l) Use of Estimates

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

  (m) Financial instruments

      Financial instruments held by the Company include cash and cash equivalents, restricted cash, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of September 30, 1999 and 1998 due to either short maturity or terms similar to those available to similar companies in the open market.

  (n) Comprehensive income

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No.130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only item of comprehensive income (loss) is foreign currency translation adjustments.

  (o) Recent US accounting pronouncements not yet implemented

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard has been amended by SFAS No.137 and is now effective for fiscal years beginning after June 15, 2000. While management is still reviewing the statement, the adoption of this statement will not have a material effect on the company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3 Related party transactions

                                                         September 30,  September 30,
                                                             1999           1998
      (a) Amounts due from related parties:

        International Advance, Inc.                      $        --    $   779,986
        Conestoga Partners, Inc.                                  --        208,035
        TMAP                                                 794,496      1,567,312
        Transmedia Australia Pty Limited                          --        224,901
        E Guinan III                                         301,287             --
                                                         -----------    -----------
                                                         $ 1,095,783    $ 2,780,234
                                                         ===========    ===========

      (b) Amounts due to related parties - current:

        E Guinan III                                     $        --    $    96,735
        J V Vittoria                                              --      1,182,137
        TMNI International, Inc.                           1,116,207      1,037,533
        NHS                                                   22,665             --
                                                         -----------    -----------

                                                         $ 1,138,872    $ 2,316,405
                                                         ===========    ===========

      (c) Amounts due to related parties - non current:

        J V Vittoria (Refer Note 15)                     $ 1,302,137    $       --
                                                         ===========    ===========

      Loans to related parties are unsecured, non-interest bearing and repayable upon demand except as noted below.

      During fiscal 1997 the Company entered into an agreement with Mr J Vittoria, a director and shareholder of the Company, whereby Mr Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum and is collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr Vittoria. The loan is repayable on 60 days notice from Mr Vittoria. Refer also Note 15 - "Subsequent Events".

      During fiscal 1997 the Company executed a promissory note in the sum of $750,000 in favour of TMNI as consideration for the rights to acquire sub-licenses in certain European countries.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3     Related party transactions (Continued)

      The Company and TMAP issued a joint promissory note together in the total principal amount of $500,000 to TMNI for which the liability has been split between the two companies equally. The promissory note was payable in April 2, 1998, bears interest at the rate of 10% per annum, and is convertible at the holder's option into common stock at the rate of $1.20 per share. To date this promissory note has not been repaid or converted.

      During the year ended September 30, 1999, the Company charged a corporate management fee of $1,210,939 (fiscal 1998 - $1,060,526; fiscal 1997 -
      $679,787) to TMAP in respect of TMAP's share of head office expenses, comprising salaries, rent, travel and other associated office and professional costs.

4     Investments in affiliated companies

      Investments in affiliated companies are made up as follows:

                                                    September 30,  September 30,
                                                         1999           1998

Transmedia Australia
  Cost of investment                                   $ 253,349     $ 253,349
  Shares of losses
   - from date of acquisition to September 30, 1998      (68,666)      (68,666)
   - year ended September 30, 1999                      (181,134)           --
  Amortization of goodwill on investment                 (17,145)       (7,763)
                                                       ---------     ---------

                                                         (13,596)      176,920
                                                       ---------     ---------

Transmedia Holdings
  Cost of investment                                   $ 126,748     $ 126,748
  Shares of profits/(losses)
   - from date of acquisition to September 30, 1998        9,496         9,496
   - year ended September 30, 1999                       (96,052)           --
  Amortization of goodwill on investment                  (5,327)       (1,408)
                                                       ---------     ---------

                                                          34,865       134,836
                                                       ---------     ---------

Total investment in affiliates                         $  21,269     $ 311,756
                                                       ---------     ---------

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

4     Investment in affiliated company (Continued)

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

      The total revised sign-on fees of Aus$3,000,000 (approximately $1,940,000) have been charged as compensation expense equally in the statement of operations of the Company and TMAP for the year ended September 30, 1998 within selling, general and administrative expenses.

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

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

5     Goodwill and other intangible assets

      Goodwill is made up as follows:

                                                     September 30,    September 30,
                                                         1999              1998
      Acquisition of Countdown                       $  3,560,591     $  3,560,591
      Acquisition of Transmedia France                         --          (64,621)
      Acquisition of Porkpine                             894,603          869,028
      Acquisition of DBS Direct (Refer Note 6(c))       6,748,686               --
                                                     ------------     ------------

                                                       11,203,880        4,364,998
      Less: accumulated amortization                   (1,170,311)        (678,166)
                                                     ------------     ------------

                                                     $ 10,033,569     $  3,686,832
                                                     ============     ============


      Intangible assets are made up as follows:

                                                     September 30,    September 30,
                                                         1999              1998
      Cost of Transmedia license                     $  1,621,284     $  2,371,284
      Impairment of Transmedia license                         --         (750,000)
      Acquisition of NAMA (Refer Note 6(d))               400,000               --
                                                     ------------     ------------

                                                        2,021,284        1,621,284
      Less: accumulated amortization                     (763,362)        (631,944)
                                                     ------------     ------------

                                                     $  1,257,922     $    989,340
                                                     ============     ============

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6     Acquisitions

  (a) Porkpine

      On May 14, 1998 the Company and TMAP purchased 100% of the outstanding common stock of Porkpine Limited ("Porkpine"). The consideration paid totalled 1,060,000 pounds sterling ($1,749,000 approximately) and was subject to increase or decrease by an amount equal to the net current assets of Porkpine and its subsidiaries as at the date of completion. The net current assets of Porkpine and its subsidiaries as of May 14, 1998 totalled $33,627.

  (b) Other

      The Company incurred costs of $362,000 in July 1998 and issued 100,000 shares of common stock with a market price of $1.00 at the date of issue in connection with a failed acquisition. These costs have been included in selling, general and administrative expenses in the statement of operations.

  (c) DBS Direct

      On June 15, 1999 the Company and TMAP jointly purchased 100% of the outstanding common stock of DBS Direct. The consideration totalled $15,077,642 of which $12,077,642 was satisfied by issuing 4,831,057 shares of common stock in the Company and 4,589,732 shares of common stock in TMAP, and $3,000,000 payable in cash as a capital contribution. As of September 30, 1999 $1,875,000 of the cash element has been paid. The balance of the capital contribution was paid in November and December 1999.

      The operating results of DBS Direct have been included in the consolidated financial statements from June 15, 1999. The pro-forma income statement for the Company as if the acquisition of DBS Direct had occurred as of October 1, 1997 is set out below.

                                                     Year ended          Year ended
                                                    September 30,       September 30,
                                                        1999               1998
        Revenues                                    $10,644,760         $10,341,740
                                                    ===========         ===========

        Operating loss                              $(5,288,942)        $(8,074,198)
                                                    ===========         ===========

        Net loss                                    $(6,077,394)        $(8,874,990)
                                                    ===========         ===========

        Loss per share                              $     (0.27)        $     (0.54)
                                                    ===========         ===========

  (d) Countdown USA

      In June 1998, the Company and TMAP jointly incorporated Countdown USA. In November, 1998 Countdown USA acquired the membership base and certain assets of the National Association of Mature Americans, Inc. ("NAMA"). The consideration payable totalled $400,000. No value was attributed to the assets acquired.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7     Notes payable

      (a) On April 29, 1998 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 8% promissory notes each in the amount of 250,000 pounds sterling (approximately $425,000) face amount, payable on November 1, 1998 and one 8% promissory note in the amount of 200,000 pounds sterling (approximately $340,000) face amount, payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001.

            The Company failed to pay the promissory notes on the due date and pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. As of September 30, 1999 the Company had repaid the three 250,000 pounds sterling promissory notes, together with interest.

            In addition, the holder of the 200,000 pounds sterling promissory note had been paid approximately $61,373 in part repayment. As of the date hereof, the balance of the note has been repaid.

            During the course of negotiations with the note holders, the Company granted two of the 250,000 pound promissory note holders an additional warrant each to purchase 41,660 shares of common stock and agreed to adjust the exercise price of all warrants issued to all note holders from $2.00 to $1.00.

            The fair value of the warrants using the Black Scholes model is $211,000 which has been charged as additional interest expense over the life of the note.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7     Notes payable (Continued)

      (b) On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note payable on January 5, 1999 and resulted in net proceeds of $2,926,588 to the Company after deduction of arrangement fees. These funds were raised to meet the working capital requirements of the Company. As of September 30, 1999 the amount outstanding was $2,345,440.

            The Note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Officer of the Company. Additionally, the note holder received a warrant to purchase 600,000 shares of common stock at an exercise price of $2.00 per share. The warrant was exercisable at anytime from July 6, 1998 through July 6, 2001. The Company failed to pay the Note on the due date. The Company was in discussions with the note holder through September 1999 to agree extensions of time to repay the Note. In consideration for extending the time available to the Company to repay the Note, on September 15, 1999 the Company agreed to replace the warrant issued to the note holder with a new warrant to purchase 700,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant was exercisable at anytime from September 15, 1999 through September 30, 2002. Through September 1999 the Company has made repayments totalling $1,050,000. In November 1999 the note holder commenced sales of the Security Shares realizing net proceeds of $2,100,230. As of the date hereof the Company has repaid the balance of the Note in full together with accrued interest.

            The fair value of the warrants using the Black Scholes model is $217,000 which has been charged as additional interest expense over the life of the note.

      (c) On July 16, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement was a promissory note of $150,000 face amount with no fixed repayment date and carried no interest. The holder received a 3 year warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable at any time after issuance through August 29, 2002.

            As of September 30, 1999 the full amount was due. As of the date hereof the Company has repaid the promissory note.

      (d) On August 27, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement was a promissory note of (pound)100,000 (approximately $158,800) face amount, with no fixed repayment date and carried no interest. The holder received a 3 year warrant to purchase 37,500 shares of the common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable at any time after issuance through August 25, 2002.

            As of September 30, 1999 the full amount was due. As of the date hereof the Company has repaid the promissory note.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7     Notes payable (Continued)

      (e) On June 2, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securiteis Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement was a promissory note of $250,000 face amount, with no fixed repayment date and carried no interest.

            As of September 30, 1999 $190,000 was due. As of the date hereof the Company has repaid the promissory note.

8     Stockholders equity

      On February 1, 1998 the Company commenced a private placement of common shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1993, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock of the Company resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

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

      On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3 million shares of common stock at $0.75 per share resulting in net proceeds to the Company of $2,250,000.

      On August 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on September 10, 1999 upon the sale of 166,666 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $125,000.

      Refer also Note 15 - "Subsequent Events"

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9     Income taxes

      Income taxes reflected in the accompanying consolidated statements of operations differ from the amounts computed by applying the US federal tax rate of 35% to loss before taxes as a result of the following:


                                           Year ended      Year ended      Year ended
                                          September 30,   September 30,   September 30,
                                               1999           1998            1997
      Computed 'expected' tax benefit      $ 1,959,177     $ 2,914,000     $ 1,477,000
      Non deductible expenses                 (201,500)       (208,000)        (85,000)
      Change in valuation allowance for
       deferred tax assets                  (1,747,049)     (2,734,802)     (1,398,621)
      Other (net)                               (7,000)         (7,000)         (7,000)
                                           -----------     -----------     -----------

                                           $     3,628     $   (35,802)    $   (13,621)
                                           ===========     ===========     ===========


      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                           Year ended      Year ended      Year ended
                                          September 30,   September 30,   September 30,
                                               1999           1998            1997
      Deferred tax assets:

        Net operating loss carry forwards  $ 7,786,049     $ 5,871,000     $ 2,957,000
        Deferred license fee                        --              --         170,000
        Royalties                                   --          92,000         254,000
        Pre-operating costs capitalised
         for tax purposes                        7,000           7,000           7,000
        Other                                   98,000         174,000          22,000
                                           -----------     -----------     -----------

        Total                                7,891,049       6,144,000       3,410,000
        Less valuation allowance            (7,891,049)     (6,144,000)     (3,410,000)
                                           -----------     -----------     -----------

                                           $        --     $        --     $        --
                                           ===========     ===========     ===========

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

10 Loss per common share

      The following table summarises securities that were outstanding as of September 30, 1999, 1998 and 1997, but not included in the calculation of diluted loss per share because the exercise of such options and warrants would be anti-dilutive.

                                   September 30,   September 30,  September 30,
                                       1999            1998            1997

Stock options and warrants           7,223,843       9,183,023       1,198,036

      Refer also Note 15 - "Subsequent Events" - to the issuance of common stock which if issued prior to September 30, 1999 would have materially altered the loss per common share.

11 Leases

      The Company leases certain office space under lease agreements.

      Future minimum lease payments under non-cancellable operating leases as of September 30, 1999, are as follows:

Year ending September 30, 2000                                        $  270,000
Year ending September 30, 2001                                           270,000
Year ending September 30, 2002                                           270,000
Year ending September 30, 2003                                           270,000
Year ending September 30, 2004                                           264,000
Thereafter                                                             2,462,000
                                                                      ----------

                                                                      $3,806,000
                                                                      ==========

      The amount charged to the consolidated statement of operations for rent expense for the year ended September 30, 1999 was $236,590 (fiscal 1998 - $286,043; fiscal 1997 - $150,137).

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12 Stock options and warrants

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

      In addition, the Company issued options for 40,000 shares of Common Stock in 1996 (of which 10,000 were cancelled in 1997), and 10,000 in 1997, under the Company's 1996 Stock Option Plan for Outside Directors ("the 1996 Plan"). The 1996 Plan provides that the Stock Option Committee of the Board of Directors may grant stock options with respect to a maximum of 300,000 shares of Common Stock. These options have a five year term.

      In April 1997, the Company granted an option to purchase up to 250,000 shares of Common Stock at a purchase price of $1 per share to the owner of Countdown as part of the consideration given for the 50% purchase of Countdown. In addition, the Company issued warrants to purchase 125,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of April 2002.

      In April and July 1999 the Company issued 3,000,000 warrants in lieu of payment to external advisors. The warrants were valued at approximately $980,000 using the Black-Scholes model and the Company has recorded the amount as prepaid fees with a related credit to additional paid-in capital. The prepaid fees are being charged to the statement of operations over the minimum period of the services to be provided.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12 Stock options and warrants (Continued)

      Stock option and warrant activity during the periods indicated is as follows:

                                                     Weighted                   Weighted
                                         Options     average      Warrants       average
                                        number of    exercise     number of     exercise
                                         shares       price        shares         price
  Balance as of September 30, 1996         40,000      $2.08         597,619      $1.62

  Granted                                      --         --         185,417       2.00
  Granted                                  10,000       1.25              --         --
  Granted                                 250,000       1.00         125,000       1.13
  Cancelled                               (10,000)     (2.08)             --         --
                                       ----------      -----      ----------      -----

  Balance as of September 30, 1997        290,000      $1.12         908,036      $1.63

  Granted                                 200,000       1.00       1,268,351       1.00
  Granted                                      --         --         799,996       1.25
  Granted                               4,750,000       1.00              --         --
  Granted                                 120,000       1.50         846,640       2.00
                                       ----------      -----      ----------      -----

  Balance as of September 30, 1998      5,360,000      $0.98       3,823,023      $1.42

  Granted                                  20,000       1.38       5,020,802       0.86
  Cancelled                            (4,850,000)     (1.00)     (1,649,982)     (1.06)
  Expired                                (200,000)     (1.00)       (300,000)     (1.83)
                                       ----------      -----      ----------      -----

  Balance as of September 30, 1999        330,000      $0.76       6,893,843      $1.08
                                       ==========      =====      ==========      =====

      The range of exercise prices for the options are $1.00 to $2.08. The range of exercise prices for the warrants are $0.86 to $2.50. All the options and warrants shown as of September 30, 1999 and 1998 were exercisable at that date.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12 Stock options and warrants (Continued)

      The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and, accordingly, other than in respect of that stated above no compensation cost has been recognized for its stock options and warrants in the financial statements since options were granted at the market price on the date of grant. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net losses would have been increased to the proforma amounts indicated below:

                                               September 30,    September 30,    September 30,
                                                   1999             1998             1997

       Net loss       - As reported            $(5,310,439)    $(7,829,742)     $(3,746,247)
                      - Proforma               $(5,350,884)    $(7,982,663)     $(3,770,548)

       Loss per share - As reported
                      - Basic                  $     (0.24)    $     (0.47)     $     (0.27)
                      - Diluted                $     (0.24)    $     (0.47)     $     (0.27)

       Loss per share - Proforma
                      - Basic                  $     (0.24)    $     (0.48)     $     (0.27)
                      - Diluted                $     (0.24)    $     (0.48)     $     (0.27)

      In arriving at such proforma amounts, the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997 respectively: no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 6.7% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 1999, 1998 and 1997 were $0.21, $0.48 and $0.68 respectively.

13 Business and credit concentrations

      The Company's customers are primarily located in the United Kingdom and United States. No corporate customer accounted for more than 10% of consolidated revenues for the year ended September 30, 1999.

      No single restaurant credit receivable was greater than 10% of the Company's total restaurant credit receivable balance at September 30, 1999.

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

14 Commitments and contingencies

      Legal proceedings

            From time to time the Company is subject to legal proceedings and claims in the ordinary course of business.

            On September 29, 1999 the National Association of Mature Americans ("NAMA") of Texas filed a civil action against the Company, TMAP and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TMAP through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TMAP and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defences against such claims. The Company, TMAP and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The court has ordered an initial pre-trial conference on April 10, 2000.

            The Company is engaged in a dispute with Edward J. Guinan, III, its former Chief Executive Officer, with respect to amounts which the Company claims Mr. Guinan owes to the Company. Mr. Guinan's employment agreement was terminated for cause on September 30, 1999 and the Company considers the employment agreement to no longer be effective. Mr. Guinan's attorneys recently have challenged this position and have also asserted claims for various advances which Mr. Guinan asserts were made on behalf of the Company and for which he claims to be entitled to reimbursement. No legal action has been commenced by the Company or Mr. Guinan. At this time it cannot be determined when and if this dispute can be resolved or what the net amount, if any, which Mr. Guinan owes to the Company or the Company owes to Mr. Guinan.

            The Company is engaged in a dispute with Carl Freyer, a former director and consultant to the Company. Mr. Freyer claims that an agreement was reached in December 1999 pursuant to which he, or his affiliate, was granted warrants plus cash payments in lieu of prior compensation arrangements. The Company asserts that there is no such valid agreement and that the only rights of Mr. Freyer, or his affiliate, relate to the Company's obligation to submit for shareholder approval, warrants previously granted covering 300,000 shares exercisable at $1.00 per share. At this time no litigation has been commenced.

            The Company is not aware of any legal proceedings or claims against the Company that will have, individually or in aggregate a material adverse affect on the Company's business, prospects, financial condition and results of operation.

15 Subsequent Events

      (a) Equity placements

            On September 30, 1999 the Company commenced a private placement pursuant to the exemption from registration by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on October 5, 1999 upon the sale of 625,000 shares of common stock at $0.65 per share resulting in net proceeds to the Company of $406,250.

            On October 21, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $0.80 per share result in net proceeds to the Company of $3,125,000.

      (b) Related parties

            On November 1, 1999 Mr J Vittoria agreed to convert the loan in the principal sum of $1,000,000, together with accrued interest at that date of $308,804 to shares of common stock at a price of $0.80 per share.

      (c) Transmedia license

            On April 7, 2000 the Company and TMNI executed a termination agreement pursuant to which the Company gave up its rights under the License Agreement in return for forgiveness of amounts owing by the Company. Refer Note 3 - "Related party transactions".

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

16 Industry and geographic area segments

      The Company is engaged in four lines of business: member benefit/loyalty programs, direct marketing, travel services and e-commerce, with the latter being insignificant in fiscal 1999. The Company was not engaged in e-commerce in fiscal 1998 or 1997. Operations of the subsidiary companies are conducted in Europe and the United States. The following is a summary of the Company's operations by business segment and by geographical segment.

      The accounting policies of the segments are the same as those described in
      Note 2 - "Significant accounting policies".

                                                            Year ended       Year ended        Year ended
                                                           September 30,    September 30,     September 30,
                                                               1999              1998              1997
     (a)  Statement of operations

       Revenues
          Member benefit/loyalty programs                  $  9,112,967      $ 10,568,531      $  7,870,256
          Direct marketing                                      702,751                --                --
                                                           ------------      ------------      ------------

          Revenues for reportable segments
           and consolidated revenues                          9,815,718        10,568,531         7,870,256
                                                           ------------      ------------      ------------

       Operating loss
          Member benefit/loyalty programs                      (668,571)       (4,119,455)       (2,364,255)
          Direct marketing                                     (972,202)               --                --
                                                           ------------      ------------      ------------

                                                             (1,640,773)       (4,119,455)       (2,364,255)
          Less: Corporate overhead                           (2,655,737)       (3,653,156)       (1,874,995)
                                                           ------------      ------------      ------------

          Total operating loss for reportable segments       (4,296,510)       (7,772,611)       (4,239,250)
                                                           ------------      ------------      ------------

       Share of profit/(losses) of affiliates
          Member benefit/loyalty programs                       (81,202)          (48,860)         (116,899)
          Travel services                                      (209,285)          (10,310)               --
                                                           ------------      ------------      ------------

                                                               (290,487)          (59,170)         (116,899)
                                                           ------------      ------------      ------------

       Net interest income/(expense)                         (1,010,652)         (261,923)           11,287
                                                           ------------      ------------      ------------

       Net loss before taxation, minority
        interests and dividends                            $ (5,597,649)     $ (8,093,704)     $ (4,344,862)
                                                           ============      ============      ============

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

16 Industry and geographic area segments (Continued)

                                                  Year ended        Year ended        Year ended
                                                 September 30,     September 30,     September 30,
                                                     1999              1998              1997
       Geographic region

          Revenues
            Europe                               $  8,899,738      $ 10,568,531      $  7,870,256
            United States of America                  915,980                --                --
                                                 ------------      ------------      ------------

                                                 $  9,815,718      $ 10,568,531      $  7,870,256
                                                 ============      ============      ============

          Net loss before taxation, minority
           interests and dividends

            Europe                                 (3,528,963)       (6,013,394)       (4,344,862)
            United States of America               (1,778,279)       (1,161,969)               --
            Australia                                (290,407)         (918,341)               --
                                                 ------------      ------------      ------------

                                                 $ (5,597,649)     $ (8,093,704)     $ (4,344,862)
                                                 ============      ============      ============

                                                    September 30,    September 30,
                                                        1999             1998
          Long-lived assets

            Europe                                    3,940,570        4,127,017
            United States of America                  8,508,466          989,340
            Australia                                    21,269          311,756
                                                    -----------      -----------

                                                    $12,470,305      $ 5,428,113
                                                    ===========      ===========

     (b)  Total assets

          Member benefit/loyalty programs           $ 7,682,655      $10,757,209
          Direct marketing                            8,175,648               --
          Investment in affiliates                       21,269          311,756
                                                    -----------      -----------

                                                    $15,879,572      $11,068,965
                                                    ===========      ===========

TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES

Valuation and qualifying accounts and reserves                       Schedule II
for the years ended September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                           Column A                  Column B             Column C      Column D    Column E

                                                                    Additions
Description                                                   Charged to  Acquisition                    Balance
                                          Balance at          costs and        of         Deductions     at end
                                      beginning of period      expenses   subsidiaries    (describe)    of period     Notes
Allowances for irrecoverable
restaurant credits                     1997      399,328       245,955        20,851            --       666,134
                                       1998      666,134       391,546                     (716,876)     340,804         1
                                       1999      340,804           --            --        (304,355)      36,449         2

Note 1

      The deduction of $716,876 relates to the write-off of certain irrecoverable restaurant credits in Transmedia UK plc.

Note 2

      The reduction includes $54,626 relating to the provision in Transmedia France (liquidated) and $249,729 relating to a write-off of certain irrecoverable restaurant credits in Transmedia UK plc.