Form 10-Q
period 1999-03-31
TRANSMEDIA EUROPE INC
filed 2000-06-07
CIK 906908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-24404

                             TRANSMEDIA EUROPE, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                              13-3701141
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                              Identification  No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                -------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                           --------------------------
                             (Registrant's telephone
                           number including area code)

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

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                             March 31,   September 30,
                                                                  1999            1998
                                                           (Unaudited)       (Audited)
                                                           -----------     -----------
Assets

Current assets

Cash and cash equivalents                                  $   405,948     $   747,913

Trade accounts receivable                                      470,940         656,859

Restaurant credits (net of allowance for irrecoverable
credits of  $ 316,935 as of March 31, 1999 and
$ 340,804 as of September 30, 1998)                            704,740       1,075,406

Amounts due from related parties (note 7)                    1,403,792       2,780,234

Prepaid expenses and other current assets                      268,238         380,440
                                                           -----------     -----------

Total current assets                                         3,253,658       5,640,852
                                                           -----------     -----------

Non current assets

Investment in affiliated company (Note 5)                      311,481         311,756

Office furniture and equipment, (net of accumulated
depreciation  of  $ 957,852 as of March 31, 1999 and
$1,037,004 as of September 30, 1998)                           271,654         284,602

Goodwill, (net of accumulated
amortization of  $ 825,005 as of March 31, 1999 and
$ 678,166 as of September 30, 1998)(note 6)                  3,630,189       3,686,832

Intangible and other assets, (net of accumulated
amortization of  $697,644 as of March 31, 1999 and
$ 631,944 as of September 30, 1998) (note 6)                 1,323,640         989,340

Other assets                                                   298,194         155,583
                                                           -----------     -----------

Total non-current assets                                     5,835,158       5,428,113
                                                           -----------     -----------



TOTAL ASSETS                                               $ 9,088,816     $11,068,965
                                                           ===========     ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

                                                    March 31,     September 30,
                                                         1999              1998
                                                  (Unaudited)         (Audited)
                                                 ------------      ------------

Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                           $  2,244,472      $  2,146,034
Bank lines of credit                                  301,528           516,471
Deferred income                                       543,133           721,542
Accrued liabilities                                 2,009,790         2,062,879
Liability for sign on fees                                 --           296,500
Amount due to related parties (note 7)              2,740,871         2,316,405
Notes payable                                       3,790,000         4,740,000
                                                 ------------      ------------
Total Current Liabilities                          11,629,794        12,799,831

Non-current liabilities                                35,070            27,676
                                                 ------------      ------------
Total liabilities                                  11,664,864        12,827,507
                                                 ------------      ------------

Minority interest                                     103,464           585,421

Stockholders' equity

6 1/2% Convertible preferred stock,
$0.01 par value per share, 5,000,000 shares
authorized, 590,857 issued and outstanding
shares as of March 31,1999
and September 30, 1998                                  5,909             5,909

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares; (20,519,121
issued and outstanding as of March 31, 1999
and 18,376,454 as of September 30, 1998)                  205               184

Additional paid in capital                         19,125,695        17,018,781

Treasury stock (at cost, 196,995 shares)             (517,112)         (517,112)

Cumulative foreign currency translation
adjustment                                           (293,520)         (366,808)

Accumulated deficit                               (21,000,689)      (18,484,917)
                                                 ------------      ------------

Total Stockholders' Equity                         (2,679,512)       (2,343,963)
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  9,088,816      $ 11,068,965
                                                 ============      ============

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                               Three months     Three months       Six months       Six months
                                                      ended            ended            ended            ended
                                                  March 31,        March 31,        March 31,        March 31,
                                                       1999             1998             1999             1998
                                               ------------     ------------     ------------     ------------
Total Revenues                                   $2,339,862       $3,136,534       $5,060,301       $6,119,394

Cost of revenues                                 (1,359,603)      (2,142,686)      (3,073,315)      (3,963,408)
                                               ------------     ------------     ------------     ------------

Gross profit                                        980,259          993,848        1,986,986        2,155,986

Selling, general and
administrative expenses                          (2,324,304)      (1,130,902)      (4,014,612)      (4,235,347)
                                               ------------     ------------     ------------     ------------

Loss from operations                             (1,344,045)        (137,054)      (2,027,626)      (2,079,361)

Share of profits/losses and amortization of
goodwill of affiliated companies                     31,684           19,022             (275)          38,293

Interest expense                                   (187,034)         (38,209)        (323,549)         (73,096)

Interest income                                       6,353            8,201            6,353            8,201
                                               ------------     ------------     ------------     ------------

Loss before income taxes                         (1,493,042)        (148,040)      (2,345,097)      (2,105,963)

Income taxes (benefit)                                   --               --               --               --
                                               ------------     ------------     ------------     ------------

Loss after income taxes                          (1,493,042)        (148,040)      (2,345,097)      (2,105,963)

Minority Interest                                   (16,427)          80,296         (103,464)         172,379

Preferred stock dividend                            (33,605)         (33,605)         (67,210)         (67,210)
                                               ------------     ------------     ------------     ------------

Net loss                                         (1,543,074)        (101,349)      (2,515,771)      (2,000,794)
                                               ============     ============     ============     ============

Loss per common share                                $(0.07)          $(0.01)          $(0.12)          $(0.13)

Weighted average number of common
shares outstanding                               20,519,121       15,120,668       20,162,010       14,940,527

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
--------------------------------------------------------------------------------

                                    Three months  Three months      Six months      Six months
                                           ended         ended           ended           ended
                                       March 31,     March 31,       March 31,       March 31,
                                            1999          1998            1999            1998
                                     -----------     ---------     -----------     -----------
Net loss                              (1,543,074)     (101,349)     (2,515,771)     (2,000,794)

Other comprehensive income (loss)

    Foreign currency translation
    adjustment                           159,527      (146,485)         73,288        (107,656)
                                     -----------     ---------     -----------     -----------

Comprehensive loss                   $(1,383,547)    $(247,834)    $(2,442,483)    $(2,108,450)
                                     ===========     =========     ===========     ===========

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                     Six months ended  Six months ended
                                                       March 31, 1999    March 31, 1998
                                                       --------------    --------------
Cash flows from Operating Activities:
- Net loss                                               $(2,515,771)      $(2,000,794)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation of property and equipment                      18,495           140,481
- Amortization: Goodwill                                     146,839           134,686
- Amortization: Affiliates                                    12,670                --
- Amortization: Intangibles                                   65,700            54,033
- Provision for irrecoverable restaurant credits            (245,614)          100,000
- Share of profits/losses of affiliates                      (12,395)          (38,293)
- Minority interests                                        (103,464)          172,379

Changes in assets and liabilities:
- Trade accounts payable                                      98,438          (481,886)
- Accrued liabilities                                       (367,253)          150,499
- Restaurant credits                                         616,280           (48,698)
- Prepaid expense and other current assets                   112,202          (262,884)
- Trade accounts receivable                                  185,919          (261,580)
- Notes receivable                                                --          (255,000)
- Deferred income                                           (178,409)          (49,063)
- Accrued sign-on fees                                      (296,500)        1,298,962
- Other assets                                              (142,611)               --
- Non-current liabilities                                      7,394                --
- Accrued interest                                            49,228           193,456
                                                         -----------       -----------
Net cash used in operating activities                     (2,548,852)       (1,153,702)
                                                         -----------       -----------
Cash flows from investing activities:
- Purchase of NAMA                                          (100,000)               --
- Purchase of Porkpine                                       (25,575)       (1,000,000)
- Purchase of NHS                                                 --           (72,279)
- Purchase of property and equipment                          (5,547)          (19,378)
                                                         -----------       -----------
Net cash used in investing activities                       (131,122)       (1,091,657)
                                                         -----------       -----------
Cash flows from financing activities:
- Net proceeds received from issuance of common stock      1,507,000         2,420,800
- Due from/(to) related parties                            1,765,908          (238,221)
- Repayment of notes payable                                (950,000)         (238,221)
- Repayment of Line Credit                                  (214,943)         (119,774)
                                                         -----------       -----------
Net cash (used in)/provided by financing activities        2,107,965         2,302,353
                                                         -----------       -----------
Effect of foreign currency on cash                           230,044          (107,656)
                                                         -----------       -----------
Net (decrease)/increase in cash and
cash equivalents                                            (341,965)          (50,662)

Cash and cash equivalents at beginning of period             747,913           554,624
                                                         -----------       -----------
Cash and cash equivalents at end of period                  $405,948          $503,962
                                                         ===========       ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

Interest and income tax cash payments during the periods presented were as follows:

                                      Six months ended        Six months ended
                                        March 31, 1999          March 31, 1998
                                      ----------------        ----------------
      Interest                                $115,423                  $3,078
      Income Taxes                                  --                      --

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

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

1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping and services. In December 1997 the Company and TMAP acquired control of NHS Australia Pty Limited ("NHS"), through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. On May 14, 1998 the Company and TMAP jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. On May 22, 1998 the Company and TMAP jointly acquired, through Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings") Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TMAP jointly established Countdown USA, Inc. ("Countdown USA") to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc., a provider primarily of discounted mail order and retail pharmacy products. On November 17, 1998, Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. In November 1998 Countdown launched an internet shopping web-site, Countdown-Arcade. Finally, on June 15, 1999 the Company and TMAP jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct") a marketer and full-service installer of DirecTV.

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

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. The Termination Agreement provides for a transition period through June 30, 2000 during which period the Company will transfer its restaurant cardholder and participating restaurant bases to a new discount-dining product not bearing the Transmedia name. The Company believes that termination of the License Agreement is in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

operations. The Company realized a material financial benefit from the Termination Agreement.

As of March 31, 1999, Transmedia Europe, Inc., had the following equity interests in its direct subsidiaries and affiliates:

Name                                            Country of  Incorporation    % Owned
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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998 and the changes in cash flows for the six months ended March 31, 1999 and 1998. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies

      (a)   Principles of consolidation

            The consolidated unaudited financial statements include the financial statements of the Company and its subsidiaries and affiliates, including 50% held subsidiaries where effective control is exercised by the Company over the financial and operational decisions of the subsidiary. All significant inter-company transactions have been eliminated on consolidation.

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

            The amount of funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders use their restaurant charge card at such restaurants. In certain cases the Company may request a personal guarantee from the owner of a restaurant as surety for advances made. Generally no other forms of collateral or security are obtained from restaurant owners.

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

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. As of March 31, 1999 the license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in December 1993.

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

      (i)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of March 31, 1999 and September 30, 1998 due to either short maturity or terms similar to those available to similar companies in the open market.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (k)   Foreign currencies (continued)

            The average exchange rates during the three and six months ended March 31, 1999 and 1998 and the exchange rates in effect at March 31, 1999 and September 30, 1998 were as follows:

                                              UK Pound  Australian       Irish     French
                                      Sterling (pound)      Dollar        Punt      Franc
        Average exchange rates:

        3 months ended March 31, 1999           1.6145      0.6292      1.4883     5.1384
        3 months ended March 31, 1998           1.6400      0.6667      1.5336     6.0200
        6 months ended March 31, 1999           1.6757      0.6434      1.4969     5.3428
        6 months ended March 31, 1998           1.6357      0.7697      1.5257     6.0000

        Closing exchange rate:

        March 31, 1999                          1.6706      0.6310      1.4903     6.0690
        September 30, 1998                      1.6125      0.7251      1.4545     5.6000

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

Note 5 - Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Transmedia Australia Holdings and Transmedia Australia Travel Holdings, which are made up as follows:

                                                      March 31,   September 30,
                                                           1999            1998
Transmedia Australia Holdings

     Cost of investment                               $ 253,349       $ 253,349
     Share of profits/(losses)
     - From acquisition date to September 30, 1998      (68,666)        (68,666)
     - Six months ended March 31, 1999                   42,488              --
     - Amortization of goodwill on investment           (16,208)         (7,763)
                                                      ---------       ---------
                                                      $ 210,963       $ 176,920
                                                      =========       =========

Transmedia Australia Travel Holdings

     Cost of investment                               $ 126,748       $ 126,748
     Share of profits/(losses)
     - From acquisition date to September 30, 1998        9,496           9,496
     - Six months ended March 31, 1999                  (30,093)             --
     - Amortization of goodwill on investment            (5,633)         (1,408)
                                                      ---------       ---------
                                                      $ 100,518       $ 134,836
                                                      =========       =========

Total investment in affiliates                        $ 311,481       $ 311,756
                                                      =========       =========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6 - Goodwill and Other Intangible Assets

Goodwill is made up as follows:

                                                      March 31     September 30
                                                          1999             1998

         Acquisition of Countdown                  $ 3,560,591      $ 3,560,591
         Acquisition of Transmedia France                   --          (64,621)
         Acquisition of Porkpine                       894,603          869,028
                                                   -----------      -----------
         Total                                       4,455,194        4,364,998

         Less: accumulated amortization               (825,005)        (678,166)
                                                   -----------      -----------
                                                   $ 3,630,189      $ 3,686,832
                                                   ===========      ===========

Intangible assets are made up as follows:

                                                      March 31     September 30
                                                          1999             1998

         Cost of Transmedia License                  1,621,284        2,371,284
         Impairment of Transmedia License                   --         (750,000)
         Acquisition of NAMA                           400,000               --
                                                   -----------      -----------
                                                     2,021,284        1,621,284

         Less: accumulated amortization               (697,644)        (631,944)
                                                   -----------      -----------
         Total                                     $ 1,323,640      $   989,340
                                                   ===========      ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7 - Related Parties

Amounts due from related parties comprise the following:

                                                       March 31     September 30
                                                           1999             1998
        Related Party:

        Transmedia Asia Pacific, Inc.                        --        1,567,312
        Transmedia Australia                            318,634          224,901
        Conestoga Partners Inc.                         208,035          208,035
        International Advance                           877,123          779,986
                                                     ----------       ----------
        Total                                        $1,403,792       $2,780,234
                                                     ----------       ----------

Amounts due to related parties comprise the following:

                                                       March 31     September 30
                                                           1999             1998
        Related Party:

        J. V. Vittoria                                1,561,018        1,182,137
        TMNI                                          1,080,582        1,037,533
        E. Guinan III                                        --           96,735
        Transmedia Asia Pacific, Inc.                    99,271               --
                                                     ----------       ----------
        Total                                        $2,740,871       $2,316,405
                                                     ----------       ----------

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

Note 11 - Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires restatement of prior periods. Assumed exercise of warrants is not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share do not differ for any period presented. The following table summarizes securities that were outstanding at March 31, 1999 and 1998 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                      March 31,        March 31,
                                                           1999             1998

        Stock options and warrants                    4,336,343        2,583,041

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services, direct marketing and e-commerce, with the latter being insignificant in the three and six months ended March 31, 1999 and 1998. Operations of the Company's subsidiaries are conducted in Europe and the United States. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies.

                                           Three months   Three months     Six months     Six months
                                                  ended          ended          ended          ended
                                              March 31,      March 31,      March 31,      March 31,
                                                   1999           1998           1999           1998
                                            -----------    -----------    -----------    -----------
(a) Statement of operations

     Revenues:
     Member benefits/loyalty programs       $ 2,339,862    $ 3,136,534    $ 5,060,301    $ 6,119,394
     Direct marketing                                --             --             --             --
                                            -----------    -----------    -----------    -----------
     Revenue for reportable segments
     and consolidated revenues                2,339,862      3,136,534      5,060,301      6,119,394
                                            ===========    ===========    ===========    ===========
     Operating loss:
     Member benefits/loyalty programs           (45,812)      (159,269)      (115,392)      (273,800)
     Direct marketing                                --             --             --             --
     Corporate overhead                      (1,298,233)        22,215      1,912,234     (1,805,561)
                                            -----------    -----------    -----------    -----------
     Total operating loss for
     reportable segments                     (1,344,045)      (137,054)    (2,027,626)    (2,079,361)
                                            -----------    -----------    -----------    -----------

     Share of affiliate profits/(losses):
     Member benefits/loyalty programs             9,354        (46,074)        55,436        (10,587)
     Travel services                             22,330         65,096        (55,711)        48,880
                                            -----------    -----------    -----------    -----------
     Total share of affiliate profits
     (losses)                                    31,684         19,022           (275)        38,293
                                            -----------    -----------    -----------    -----------

     Net interest expense                      (180,681)       (30,008)      (317,196)       (64,895)

                                            -----------    -----------    -----------    -----------
     Loss before taxation and
     minority interests                      (1,493,042)      (148,040)    (2,345,097)    (2,105,963)
                                            ===========    ===========    ===========    ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments (continued)

                                       Three months   Three months     Six months     Six months
                                              ended          ended          ended          ended
                                          March 31,      March 31,      March 31,      March 31,
                                               1999           1998           1999           1998
                                        -----------    -----------    -----------    -----------
     Geographic region

     Revenues
        Europe                            2,279,755      3,136,534      4,983,038      6,119,394
        United States of America             60,107             --         77,263             --
                                        -----------    -----------    -----------    -----------

                                        $ 2,339,862    $ 3,136,534    $ 5,060,301    $ 6,119,394
                                        ===========    ===========    ===========    ===========

     Net loss before taxation,
     minority interests and dividends
        Europe                           (1,320,459)      (239,634)    (1,583,950)      (690,681)
        United States of America           (204,267)       (58,243)      (760,872)      (848,390)
        Australia                            31,684        149,837           (275)      (566,892)
                                        -----------    -----------    -----------    -----------

                                        $(1,493,042)   $  (148,040)   $(2,345,097)   $(2,105,963)
                                        ===========    ===========    ===========    ===========

                                                         As of             As of
                                                     March 31,     September 30,
                                                          1999              1998
                                                   -----------       -----------

     Long-lived assets

        Europe                                       3,907,342         4,127,017
        United States of America                     1,616,335           989,340
        Australia                                      311,481           311,756
                                                   -----------       -----------
                                                   $ 5,835,158       $ 5,428,113
                                                   ===========       ===========

(b)  Total assets

     Member benefits/loyalty programs                7,840,361         9,853,021
     Travel services                                        --                --
     Investment in affiliates                          311,481           311,756
     Unallocated                                       936,974           904,188
                                                   -----------       -----------

     Total assets                                    9,088,816       $11,068,965
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

On October 25, 1999, Mr. M. Chambrello advanced a short-term loan to the Company in the sum of $100,000. The loan was used to meet the short term cash needs of the Company. On November 1, 1999 Mr. Chambrello agreed to convert the loan into shares of common stock at $0.80 per share. Accordingly, 125,000 shares of common stock were issued to Mr. Chambrello.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13 - Subsequent Events (continued)

(c) Acquisitions

On June 15, 1999 the Company and TMAP each purchased of DBS Direct. The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TMAP. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,831,057 shares of the Company's common stock. TMAP paid 4,589,732 shares of its common stock for the remaining 50% of DBS Direct. In addition, the Company and TMAP each contributed $500,000 to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TMAP agreed to each contribute a further $1 million to the capital of DBS Direct to fund the expansion of its network of sales offices nationally. As of the date hereof such additional capital contributions have been advanced in full by the Company and TMAP.

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

(d) Transmedia Network License Termination

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. See "Note 1 - The Company - Recent Developments".

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

The business of the Company comprises four segments:

5. The design and supply of a range of loyalty marketing and member benefit programs to corporations and affinity groups. Additionally, the Company provides member benefit packages to individuals on an international scale,

6.    E-commerce and internet services,

7.    Direct marketing through DBS Direct, and

8.    Travel services.

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

Results of Operations

Three Months ended March 31, 1999 compared to Three Months ended March 31, 1998

The Company generated revenues of $2,339,862 (1998: $3,136,534) in the three months ended March 31, 1999, a decrease of $796,672 or 25.4% over the corresponding period in 1998. Countdown recorded a year on year decrease in revenues of $725,575 and the restaurant charge card business in the UK recorded a decline in revenues of $122,257. Such decreases were partially off-set by Logan Leisure ($69,696) which was acquired in May 1998 and Countdown USA ($60,107) which commenced operations in October 1998. Transmedia France, which ceased operations in December 1998, accounted for $78,643 of the decrease in revenues year on year.

Cost of revenues totaled $1,359,603 (1998: $2,142,686) for the three months ended March 31, 1999, generating a gross profit percentage of 41.9% (1998:
31.7%). Countdown achieved a significant improvement in gross profit % from 29.7% in 1998 to 41.6% in the three months ended March 31, 1999.

Selling, general and administrative expenses totaled $2,324,304 (1998:
$1,130,902) for the three months ended March 31, 1999, an increase of $1,193,402 over the corresponding period in 1998. Of such increase Logan Leisure accounted for $99,092 and Countdown USA $116,726. Transmedia France, which ceased operations in December 1998, incurred selling, general and administrative of $235,338 in the quarter ended March 31, 1998 (1999: nil). Selling, general and administrative expenses of pre-existing operations increased by $11,693 in the quarter ended March 31, 1999 as compared to the corresponding period in 1998. Countdown recorded a decrease of $103,140 and the restaurant card business in the UK an increase of $114,833, as compared to the quarter ended March 31, 1998. Countdown achieved savings primarily in payroll costs ($15,604), selling expenses ($59,653) and travel and subsistence costs ($16,543). In the restaurant card business in the UK, a year-on-year reduction in staff costs of $219,167 was off-set by increases in selling expenses ($61,780), professional fees ($43,449), bad debt provision ($59,212) and increases in other costs generally. Head Office expenses increased in all cost categories by a total of $1,201,229, primarily due to additional staff costs $27,958, professional fees $126,577, depreciation and amortization charges $205,392, the impact of foreign currency exchange rates $342,073, the Company's share of office relocation expenses in Australia $93,280 and staff recruitment expenses $52,180.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $40,327 and $(8,643) respectively for the three months ended March 31, 1999 (1998: $19,022 and Nil).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine and Countdown USA.

Results of Operations

Six Months ended March 31, 1999 compared to Six Months ended March 31, 1998

The Company generated revenues of $5,060,301 (1998: $6,119,394) in the six months ended March 31, 1999, a decrease of $1,059,093 or 17.3% over the corresponding period in 1998. Countdown recorded a year on year decrease in revenues of $1,058,942 and the restaurant charge card business in the UK recorded a decline in revenues of $278,874. Such decreases were partially off-set by Logan Leisure ($387,195) which was acquired in May 1998 and Countdown USA ($77,263) which commenced operations in October 1998. Transmedia France, which ceased operations in December 1998, accounted for $185,735 of the decrease in revenues year on year.

Cost of revenues totaled $3,073,315 (1998: $3,963,408) for the six months ended March 31, 1999, generating a gross profit percentage of 39.3% (1998: 35.2%).

Selling, general and administrative expenses totaled $4,014,612 (1998:
$4,235,347) for the six months ended March 31, 1999, a decrease of $220,735 over the corresponding period in 1998. Selling, general and administrative expenses for the six months ended March 31, 1998 included $1,429,316 in respect of sign-on fees paid to the former executive directors of NHS. Excluding the impact of such sign-on fees, Countdown USA ($214,482) and Logan Leisure ($196,932), selling, general and administrative expenses increased by $797,167 in the six ended March 31, 1999 as compared to the corresponding period in 1998. Selling, general and administrative expenses of pre-existing operations were $541,697 lower in the six months ended March 31, 1999 as compared to the corresponding period in 1998. Of such decrease Countdown accounted for $387,320 (primarily payroll $83,445, selling expenses $33,094 and bad debt provision $226,741), Transmedia France, which ceased operations in December 1998, accounted for $197,839 of the decrease while the UK restaurant card business recorded an increase of $43,462. Head Office expenses in the six ended March 31, 1999 increased by $1,338,864 as compared to the corresponding period in 1998. Expenses increased in all cost categories, the primarily increases being staff costs $168,486, professional fees $54,806, depreciation and amortization $209,563, the impact of foreign currency exchange rates $342,073, the Company's share of office relocation expenses in Australia $93,280 and staff recruitment expenses $52,180.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $34,043 and $(34,318) respectively for the six months ended March 31, 1999 (1998: $38,293 and Nil).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine and Countdown USA.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                      Six Months Ended
                                                      ----------------
                                             March 31, 1999       March 31, 1998

Cash (used in)/provided by
Operating Activities                           $(2,548,852)         $(1,153,702)

Cash used in
Investing activities                              (131,122)          (1,091,657)

Cash provided by financing
Activities                                       2,107,965            2,302,353

The Company recorded a net loss of $2,515,771 for the six months ended March 31, 1999. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $233,326, the Company's share of losses of affiliates of $275, losses attributable to minority interests $103,464 and a release of provision for irrecoverable restaurant credits of $(245,614) resulted in funds used in operating activities totaling $2,548,852, net of working capital movements.

Net cash used in investing activities of $131,122 comprised the cash elements of the Company's investment in its subsidiaries Porkpine 5,575) and NAMA ($100,000). In addition, the Company invested $5,547 in fixed assets in the six months ended March 31, 1999. In the corresponding period in 1998 net cash used in investing activities comprised the cash element of the Company's investment to acquire its subsidiary Porkpine ($1,000,000), an investment of $72,279 in the Company's affiliate Transmedia Australia and an investment of $19,378 in fixed assets.

To meet its cash requirements during the six months ended March 31, 1999, the Company sold in aggregate 1,542,666 shares of its common stock in an equity private placement, resulting in net proceeds to the Company of $1,507,000. Additionally, the Company received $1,567,312 from TMAP by way of repayment of prior cash advances to TMAP and the Company's affiliates and $198,596 from related parties. Other financing activities during the six months ended March 31, 1999 comprised the repayment of short-term notes payable ($950,000) and a credit line repayment of $214,943.

During the six months ended March 31, 1999 and prior periods the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, however the Company's operations did not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company required further capital infusions to meet its loan repayment commitments and the ongoing funding requirements of its operations. Subsequent to March 31, 1999 through the date hereof, the Company sold in aggregate 7,697,916 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $5,906,250.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three and six months ended March 31, 1999, a situation which is expected to continue for foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

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

On January 25, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on February 24, 1999 upon the sale of 700,000 shares of Common Stock at $1.25 per share resulting in net proceeds to the Company of $875,000. The net proceeds were applied to loan repayments and working capital.

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

TRANSMEDIA EUROPE, INC.


By: /s/ Grant White
   --------------------------------
   Chief Executive Officer