Form 10-K/A
period 1999-09-30
TRANSMEDIA EUROPE INC
filed 2000-06-07
CIK 906908

FORM 10-K/A#1

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

                         COMMISSION FILE NUMBER 0-24404

                             TRANSMEDIA EUROPE, INC.
                             -----------------------
             (exact name of registrant as specified in its charter)

          Delaware                                              13-3701141
-------------------------------                           ---------------------
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

                    Common Stock, par value $.00001 per share
                 -----------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 19, 2000 was $52,055,840 based upon the closing price of a share of Common Stock on the "Pink Sheets" on that date.

       Number of shares outstanding of the Registrant's Common Stock as of
                          May 19, 2000 was 34,867,431

                    Documents incorporated by reference: None

This first amendment to the Transmedia Europe, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1999 is being filed to provide the stock performance chart below.

Stock Performance Chart

The line graph set forth below compares the cumulative total shareholder return (change in stock price plus reinvested dividends) on the Common Stock for the period beginning August 4, 1995 and ending on September 30, 1999 with the cumulative total return on the NASDAQ Index and a Peer Group consisting of Cendant Corporation and Memberworks over the same period. The comparison assumes $100 was invested on August 4, 1995 in the Common Stock and in each of the foregoing indices and that all dividends paid by companies included in each index were reinvested.

                 COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
                         AMONG TRANSMEDIA EUROPE, INC.,
              THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP

[chart]

                             Cumulative Total Return
--------------------------------------------------------------------------------
                             8/4/95   9/95    9/96    9/97    9/98    9/99

Transmedia Europe, Inc.      100.00   90.91   52.29   54.55   27.28   34.11

Peer Group                   100.00  112.50  123.63  150.00   56.86   87.82

NASDAQ Stock Market (U.S.)   100.00  105.58  125.29  172.03  174.94  284.17

* $100 invested on August 4, 1995 in stock or index. Includes reinvestment of dividends Fiscal year ended September 30

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        TRANSMEDIA EUROPE, INC.
                                        (Registrant)


Date:         June 5, 2000              /s/ Grant White
                                        ----------------------------------------
                                        Grant White
                                        Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:         June 5, 2000              /s/ Grant White
                                        ----------------------------------------
                                        Grant White
                                        Chief Executive Officer and Principal
                                        Financial Officer


Date:         June 5, 2000              /s/ Paul L. Harrison
                                        ----------------------------------------
                                        Paul L. Harrison
                                        Director, Secretary and
                                        Principal Accounting Officer