Form 10-Q
period 1999-06-30
TRANSMEDIA EUROPE INC
filed 2000-06-16
CIK 906908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________

                         Commission file number 0-24404

                             TRANSMEDIA EUROPE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                        13-3701141
  ---------------------------------                   -------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation of organization)                        Identification No.)


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
--------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
--------------------------------------------------------------------------------
                             (Registrant's telephone
                           number including area code)

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

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                            June 30,    September 30,
                                                                1999             1998
                                                         (Unaudited)        (Audited)
                                                         -----------        ---------
Assets
------
Current assets

Cash and cash equivalents                                $   384,594     $   747,913

Trade accounts receivable                                    508,741         656,859

Restaurant credits (net of allowance for irrecoverable
credits of  $ 297,403 as of June 30, 1999 and
$ 340,804 as of September 30, 1998)                          684,207       1,075,406

Amounts due from related parties (note 7)                  1,598,624       2,780,234

Prepaid expenses and other current assets                    410,817         380,440
                                                         -----------     -----------

Total current assets                                       3,586,983       5,640,852
                                                         -----------     -----------

Non current assets

Investment in affiliated company (Note 5)                    204,517         311,756

Office furniture and equipment, (net of accumulated
depreciation of $ 967,028 as of June 30, 1999 and
$1,037,004 as of September 30, 1998)                         380,471         284,602

Goodwill, (net of accumulated amortization
of  $ 927,767 as of June 30, 1999 and
$ 678,166 as of September 30, 1998)(note 6)               10,276,113       3,686,832

Intangible and other assets, (net of accumulated
amortization of  $731,332 as of June 30, 1999 and
$ 631,944 as of September 30, 1998) (note 6)               1,289,952         989,340

Other assets                                                 287,436         155,583
                                                         -----------     -----------

Total non-current assets                                  12,438,489       5,428,113
                                                         -----------     -----------

TOTAL ASSETS                                             $16,025,472     $11,068,965
                                                         ===========     ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

                                                             June 30,    September 30,
                                                                 1999             1998
                                                          (Unaudited)        (Audited)
                                                         ------------    ------------
Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                                   $  1,487,192    $  2,146,034
Bank lines of credit                                          203,664         516,471
Deferred income                                               985,774         721,542
Accrued liabilities                                         1,747,926       2,062,879
Liability for sign on fees                                         --         296,500
Amount due to related parties (note 7)                      2,315,499       2,316,405
Notes payable                                               3,972,541       4,740,000
                                                         ------------    ------------
Total Current Liabilities                                  10,712,596      12,799,831

Non-current liabilities                                        34,986          27,676
                                                         ------------    ------------
Total liabilities                                          10,747,582      12,827,507
                                                         ------------    ------------

Minority interest                                             145,571         585,421

Stockholders' equity

6 1/2 % Convertible preferred stock, $0.01 par value
per share, 5,000,000 shares authorized, 590,857
issued and outstanding shares as of June 30, 1999
and September 30, 1998                                          5,909           5,909

Common stock, $0.00001 par value per share
Authorized 95,000,000 shares;
(28,350,177 issued and outstanding as of June 30, 1999
and 18,376,454 as of September 30, 1998)                          283             184

Additional paid in capital                                 27,414,438      17,018,781

Treasury stock (at cost, 196,995 shares)                     (517,112)       (517,112)

Cumulative foreign currency translation
adjustment                                                     37,535        (366,808)

Accumulated deficit                                       (21,808,734)    (18,484,917)
                                                         ------------    ------------

Total Stockholders' Equity                                  5,132,319      (2,343,963)
                                                         ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 16,025,472    $ 11,068,965
                                                         ============    ============

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                              Three months    Three months     Nine months     Nine months
                                                     ended           ended           ended           ended
                                                  June 30,        June 30,        June 30,        June 30,
                                                      1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------
Total Revenues                                $  2,213,530    $  2,377,941    $  7,273,831    $  8,497,335

Cost of revenues                                (1,148,519)       (862,984)     (4,221,834)     (4,826,392)
                                              ------------    ------------    ------------    ------------

Gross profit                                     1,065,011       1,514,957       3,051,997       3,670,943

Selling, general and
administrative expenses                         (1,673,628)     (2,856,085)     (5,688,240)     (7,091,432)
                                              ------------    ------------    ------------    ------------

Loss from operations                              (608,617)     (1,341,128)     (2,636,243)     (3,420,489)

Share of profits/losses and amortization of
goodwill of affiliated companies                  (106,964)         61,191        (107,239)         99,484

Interest expense                                  (162,447)       (138,024)       (485,996)       (211,120)

Interest income                                      1,172           4,377           7,525          12,578
                                              ------------    ------------    ------------    ------------

Loss before income taxes                          (876,856)     (1,413,584)     (3,221,953)     (3,519,547)

Income taxes (benefit)                              (1,049)         49,050          (1,049)         49,050
                                              ------------    ------------    ------------    ------------

Loss after income taxes                           (877,905)     (1,364,534)     (3,223,002)     (3,470,497)

Minority Interest                                  103,464         130,649              --         303,028

Preferred stock dividend                           (33,605)        (28,564)       (100,815)        (95,774)
                                              ------------    ------------    ------------    ------------

Net loss                                          (808,046)     (1,262,449)     (3,323,817)     (3,263,243)
                                              ============    ============    ============    ============

Loss per common share                         $      (0.03)   $      (0.07)   $      (0.16)   $      (0.20)

Weighted average number of common
shares outstanding                              22,154,619      17,866,476      20,608,318      15,928,331

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
--------------------------------------------------------------------------------

                                    Three months   Three months    Nine months    Nine months
                                           ended          ended          ended          ended
                                        June 30,       June 30,       June 30,       June 30,
                                            1999           1998           1999           1998
                                     -----------    -----------    -----------    -----------
Net loss                                (808,046)    (1,262,449)    (3,323,817)    (3,263,243)

Other comprehensive income (loss)

      Foreign currency translation
      adjustment                         183,439         (7,648)       404,343       (115,304)
                                     -----------    -----------    -----------    -----------

Comprehensive loss                   $  (624,607)   $(1,270,097)   $(2,919,474)   $(3,378,547)
                                     ===========    ===========    ===========    ===========

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                      Nine months ended    Nine months ended
                                                          June 30, 1999        June 30, 1998
                                                      -----------------    -----------------
Cash flows from Operating Activities:
- Net loss                                                 $(3,323,817)          $(3,263,243)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation of property and equipment                        27,451               121,811
- Amortization: Goodwill                                       249,601               228,510
- Amortization: Affiliates                                      19,004                89,975
- Amortization: Intangibles                                     99,388                61,033
- Provision for irrecoverable restaurant credits               (43,401)              100,000
- Share of profits/losses of affiliates                         88,235              (189,459)
- Minority interests                                                --              (303,028)
Changes in assets and liabilities:
- Trade accounts payable                                      (716,322)              485,329
- Accrued liabilities                                         (622,044)             (543,925)
- Restaurant credits                                           434,600                69,924
- Prepaid expense and other current assets                      30,655              (653,026)
- Trade accounts receivable                                    180,663              (287,740)
- Deferred income                                              264,232               (49,063)
- Accrued sign-on fees                                        (296,500)            1,258,090
- Other assets                                                (131,853)                   --
- Non-current liabilities                                        7,310                    --
- Accrued interest                                              47,335               193,456
                                                           -----------           -----------
Net cash used in operating activities                       (3,685,463)           (2,681,356)
                                                           -----------           -----------
Cash flows from investing activities:
- Purchase of NAMA                                            (100,000)                   --
- Purchase of Porkpine                                         (25,575)             (897,455)
- Purchase of NHS                                                   --            (2,314,143)
- Property and equipment (purchases)/disposals                  25,878               245,550
- Advances made in connection with potential acquisition            --               (32,666)
                                                           -----------           -----------
Net cash used in investing activities                          (99,697)           (2,998,714)
                                                           -----------           -----------
Cash flows from financing activities:
- Net proceeds received from issuance of common stock        3,757,000             4,235,753
- Due from/(to) related parties                              1,126,319               447,790
- Notes payable/(repayments)                                (1,432,459)            1,599,163
- DBS Direct - Capital contribution by TMAP                    375,000                    --
- Repayment of Line Credit                                    (312,807)             (391,615)
                                                           -----------           -----------
Net cash (used in)/provided by financing activities          3,513,053             5,891,091
                                                           -----------           -----------

Effect of foreign currency on cash                             (93,940)             (124,967)
Minority interest                                                   --               123,180
                                                           -----------           -----------
Net (decrease)/increase in cash and
cash equivalents                                              (366,047)              209,234

Cash and cash equivalents at beginning of period               747,913               554,624
Cash acquired with acquisitions                                  2,728
                                                           -----------           -----------
Cash and cash equivalents at end of period                 $   384,594           $   763,858
                                                           ===========           ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

Interest and income tax cash payments during the periods presented were as follows:

                                          Nine months ended    Nine months ended
                                              June 30, 1999        June 30, 1998
                                          -----------------    -----------------

Interest                                           $138,057             $ 43,714
Income Taxes                                             --                   --

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

      (iii) In June 1999 the Company issued 4,831,057 shares of common stock as part payment of the purchase consideration paid by the Company to acquire its interest in DSS Direct Connect, LLC.

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

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. The Termination Agreement provides for a transition period through June 30, 2000 during which period the Company will transfer its restaurant cardholder and participating restaurant bases to a new discount-dining product not bearing the Transmedia name. The Company believes that termination of the License Agreement is in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company realized a material financial benefit from the Termination Agreement.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

As of June 30, 1999, Transmedia Europe, Inc., had the following equity interests in its direct subsidiaries and affiliates:

Name                                             Country of  Incorporation               %  Owned
Subsidiaries:
Transmedia UK plc                                United Kingdom                             100
Countdown Holdings Limited                       United Kingdom                              50
Porkpine Limited                                 Channel Islands                             50
Countdown USA, Inc.                              United States                               50
DSS Direct Connect, LLC                          United States                               50

Affiliates:
Transmedia Australia Holdings Pty Ltd            Australia                                   50
Transmedia Australia Travel Holdings Pty Ltd     Australia                                   50

All references herein to "Company" and "TME" include Transmedia Europe, Inc. and its subsidiaries unless otherwise indicated.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and nine months ended June 30, 1999 and 1998 and the changes in cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. As of June 30, 1999 the license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in December 1993.

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

      (i)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of June 30, 1999 and September 30, 1998 due to either short maturity or terms similar to those available to similar companies in the open market.

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

            v)    Countdown USA membership fees.

            vi) DBS Direct revenue from the sale of DirecTV equipment and installation charges and subscriber activation commissions.

            Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. All other components of revenue, including other membership fees and Countdown license fees are non-refundable and recognized as revenue when the related services have been performed.

      (k)   Foreign currencies

            The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pound sterling, United States dollar, Irish punt and the Australian dollar. The UK pound sterling (Countdown and Transmedia UK), United States dollar (Countdown USA and DBS Direct) and Irish punt (Porkpine) are the functional currencies of the Company's member benefits/loyalty marketing and direct marketing businesses because it is the primary currency of the environments in which the businesses operate as autonomous units. All cash generated and expended by these businesses is in those currencies. For the same reasons the functional currency of the company's interests in Transmedia Australia and Breakaway is the Australian dollar because those businesses are located, and primarily operate in Australia.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (k)   Foreign currencies (continued)

            The average exchange rates during the three and nine months ended June 30, 1999 and 1998 and the exchange rates in effect at June 30, 1999 and September 30, 1998 were as follows:

                                                         UK Pound      Australian            Irish            French
                                                 Sterling (pounds)         Dollar             Punt             Franc
            Average exchange rates:
            3 months ended June 30, 1999                  1.6067           0.6539           1.3415            5.1384
            3 months ended June 30, 1998                  1.6542           0.7697           1.5257            6.0200
            9 months ended June 30, 1999                  1.6455           0.6374           1.4213            5.5772
            9 months ended June 30, 1998                  1.6347           0.7810           1.5884            6.0000

            Closing exchange rate:

            June 30, 1999                                 1.5763           0.6611           1.4903            5.5866
            September 30, 1998                            1.6125           0.7251           1.4545            5.6000

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

Note 5 - Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Transmedia Australia Holdings and Transmedia Australia Travel Holdings, which are made up as follows:

                                                           June 30,   September 30,
                                                               1999            1998
Transmedia Australia Holdings
     Cost of investment                                  $ 253,349        $ 253,349
     Share of profits/(losses)
     - From acquisition date to September 30, 1998         (68,666)         (68,666)
     - Nine months ended June 30, 1999                     (25,597)              --
     - Amortization of goodwill on investment              (20,430)          (7,763)
                                                         ---------        ---------
                                                         $ 138,656        $ 176,920
                                                         =========        =========

Transmedia Australia Travel Holdings

     Cost of investment                                  $ 126,748        $ 126,748
     Share of profits/(losses)
     - From acquisition date to September 30, 1998           9,496            9,496
     - Nine months ended June 30, 1999                     (62,638)              --
     - Amortization of goodwill on investment               (7,745)          (1,408)
                                                         ---------        ---------
                                                         $  65,861        $ 134,836
                                                         =========        =========


Total investment in affiliates                           $ 204,517        $ 311,756
                                                         =========        =========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Goodwill and Other Intangible Assets

Goodwill is made up as follows:

                                                    June 30,      September 30,
                                                        1999               1998

Acquisition of Countdown                        $  3,560,591       $  3,560,591
Acquisition of Transmedia France                          --            (64,621)
Acquisition of Porkpine                              894,603            869,028
Acquisition of DBS Direct                          6,748,686                 --
                                                ------------       ------------
Total                                             11,203,880          4,364,998

Less: accumulated amortization                      (927,767)          (678,166)
                                                ------------       ------------
                                                $ 10,276,113       $  3,686,832
                                                ============       ============

Intangible assets are made up as follows:

                                                    June 30,      September 30,
                                                        1999               1998

Cost of Transmedia License                         1,621,284          2,371,284
Impairment of Transmedia License                          --           (750,000)
Acquisition of NAMA                                  400,000                 --
                                                 -----------        -----------
                                                   2,021,284          1,621,284

Less: accumulated amortization                      (731,332)          (631,944)

                                                 -----------        -----------
Total                                            $ 1,289,952        $   989,340
                                                 ===========        ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7 - Related Parties

Amounts due from related parties comprise the following:

                                                      June 30,     September 30,
                                                          1999              1998
Related Party:

Transmedia Asia Pacific, Inc.                          931,366         1,567,312
Transmedia Australia                                   151,306           224,901
Conestoga Partners Inc.                                208,035           208,035
International Advance                                  307,917           779,986
                                                    ----------        ----------
Total                                               $1,598,624        $2,780,234
                                                    ==========        ==========

Amounts due to related parties comprise the following:

                                                   June 30,        September 30,
                                                       1999                 1998
Related Party:
J. V. Vittoria                                    1,227,507            1,182,137
TMNI                                              1,087,992            1,037,533
E. Guinan III                                            --               96,735
                                                 ----------           ----------
Total                                            $2,315,499           $2,316,405
                                                 ==========           ==========

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

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note ("Note") payable on January 5, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The Note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Officer of the Company. Additionally, the note holder received a warrant to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share. The warrant was exercisable at anytime from July 6, 1998 through July 6, 2001. The Company failed to pay the Note on the due date. The Company was in discussions with the note holder through September 1999 to agree extensions of time to repay the Note. In consideration for extending the time available to the Company to repay the Note, on September 15, 1999 the Company agreed to replace the warrant issued to the note holder with a new warrant to purchase 700,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant was exercisable at anytime from September 15, 1999 through September 30, 2002. Through September 1999 the Company made repayments totaling $1,050,000. In November 1999 the note holder commenced sales of the Security Shares realizing net proceeds of $2,100,230. The Company has now paid the principle of the Note in full together with accrued interest.

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

On May 11, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3 million shares of common stock at $.75 per share resulting in net proceeds to the Company of $2,250,000.

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

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between TMAP and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The Promissory Note holder received a three-year warrant to purchase 1 million shares of the common stock of TMAP at an exercise price of $1.00 per share. In addition, TMAP agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of the Company. Such warrants were exchanged by the Company for a new warrant on the same terms as those of TMAP. The Note was repayable on November 16, 1999. Interest was paid to November 15, 1999 and $400,000 of principal was repaid in November 1999. On November 30, 1999 the Note holder and TMAP executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The new note has now been repaid in full, together with accrued interest.

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

DBS DIRECT

On June 15, 1999 the Company and TMAP each purchased 50% of DBS Direct. The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TMAP. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,831,057 shares of the Company's common stock. TMAP paid 4,589,732 shares of its common stock for the remaining 50% of DBS Direct. In addition, the Company and TMAP each contributed $500,000 to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TMAP agreed to each contribute a further $1 million to the capital of DBS Direct to fund the expansion of its network of sales offices nationally. As of the date hereof such additional capital contributions have been advanced in full by the Company and TMAP.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11 - Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires restatement of prior periods. Assumed exercise of warrants is not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share do not differ for any period presented. The following table summarizes securities that were outstanding at June 30, 1999 and 1998 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                 June 30,           June 30,
                                                     1999               1998

Stock options and warrants                      4,436,343          2,583,041

Note 12 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services, direct marketing and e-commerce, with the latter being insignificant in the three and six months ended June 30, 1999 and 1998. Operations of the Company's subsidiaries are conducted in Europe and the United States. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies.

                                        Three months   Three months    Nine months    Nine months
                                               ended          ended          ended          ended
                                            June 30,       June 30,        June 30,      June 30,
                                                1999           1998           1999           1998
                                         -----------    -----------    -----------    -----------
(a)   Statement of operations

      Revenues:
      Member benefits/loyalty programs   $ 2,174,598    $ 2,377,941    $ 7,234,889    $ 8,497,335
      Direct marketing                        38,942             --         38,942             --
                                         -----------    -----------    -----------    -----------
      Revenue for reportable segments
      and consolidated revenues            2,213,530      2,377,941      7,273,831      8,497,335
                                         ===========    ===========    ===========    ===========
      Operating loss:
      Member benefits/loyalty programs       117,870       (395,513)      (108,808)      (769,122)
      Direct marketing                       (82,331)            --        (82,331)            --
      Corporate overhead                    (644,146)      (945,615)    (2,445,104)    (2,651,367)
                                         -----------    -----------    -----------    -----------
      Total operating loss for
      reportable segments                   (608,617)    (1,341,128)    (2,636,243)    (3,420,489)
                                         -----------    -----------    -----------    -----------

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments (continued)

                                                          Three months   Three months    Nine months    Nine months
                                                                 ended          ended          ended          ended
                                                              June 30,       June 30,       June 30,       June 30,
                                                                  1999           1998           1999           1998
                                                           -----------    -----------    -----------    -----------
      Share of affiliate profits/(losses):
      Member benefits/loyalty programs                         (81,844)        91,206        (26,408)        80,625
      Travel services                                          (25,120)       (30,015)       (80,831)        18,859
                                                           -----------    -----------    -----------    -----------
      Total share of affiliate profits/
      (losses)                                                (106,964)        61,191       (107,239)        99,484
                                                           -----------    -----------    -----------    -----------


      Net interest expense                                    (161,275)      (133,647)      (478,471)      (198,542)

                                                           -----------    -----------    -----------    -----------
      Loss before taxation and
      minority interests                                      (876,856)    (1,413,584)      (322,953)    (3,519,547)
                                                           ===========    ===========    ===========    ===========
      Geographic region

      Revenues
         Europe                                              2,112,313      2,377,941      7,095,351      8,497,335
         United States of America                              101,217             --        178,480             --
                                                           -----------    -----------    -----------    -----------

                                                           $ 2,213,530    $ 2,377,941    $ 7,273,831    $ 8,497,335
                                                           ===========    ===========    ===========    ===========

      Net loss before taxation, minority interests
      and dividends
         Europe                                               (667,381)    (1,474,775)    (2,841,658)    (2,191,302)
         United States of America                             (102,511)            --       (273,056)            --
         Australia                                            (106,964)        61,191       (107,239)    (1,328,245)
                                                           -----------    -----------    -----------    -----------

                                                           $  (876,856)   $(1,413,584)   $(3,221,953)   $(3,519,547)
                                                           ===========    ===========    ===========    ===========

                                                                                As of                         As of
                                                                             June 30,                 September 30,
                                                                                 1999                          1998
                                                                          -----------                   -----------
      Long-lived assets

         Europe                                                             4,074,256                     4,127,017
         United States of America                                           8,159,716                       989,340
         Australia                                                            204,517                       311,756
                                                                          -----------                   -----------
                                                                          $12,438,489                   $ 5,428,113
                                                                          ===========                   ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments (continued)

(b)   Total assets

                                                         As of             As of
                                                      June 30,     September 30,
                                                          1999              1998
                                                   -----------       -----------

Direct marketing                                     8,171,153                --
Member benefits/loyalty programs                     6,750,328         9,853,021
Investment in affiliates                               204,517           311,756
Unallocated                                            899,474           904,188
                                                   -----------       -----------

Total assets                                       $16,025,472       $11,068,965
                                                   ===========       ===========

Note 13 - Subsequent Events

(a) Stockholders' Equity

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

(b) Notes Payable (continued)

On October 25, 1999, Mr. M. Chambrello advanced a short-term loan to the Company in the sum of $100,000. The loan was used to meet the short term cash needs of the Company. On November 1, 1999 Mr. Chambrello agreed to convert the loan into shares of common stock at $0.80 per share. Accordingly, 125,000 shares of common stock were issued to Mr. Chambrello.

(c) Transmedia Network License Termination

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

General

Historically, the business of the Company was the design and supply of a range of member-benefit programs to corporations, affinity groups and individuals. In 1996 the Company and TMAP decided to work closely to implement a strategy to create a broader based international member benefits/loyalty marketing business. As a result the Company currently has established business operations in Europe, the United States and elsewhere through Countdown, Countdown USA, DBS Direct and Logan Leisure. Additionally, through its affiliates Transmedia Australia and Transmedia Holdings, it has an interest in businesses in Australia.

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

The Company aims to become a leading global provider of customized loyalty programs and services to corporations worldwide, providing superior "business-to-consumer" solutions for businesses. The Company's objective is to package online commerce and Internet content with traditional offline commerce into a web-based and real world affinity solution for corporations and associations. For members, online offerings will include Internet access (free in some jurisdictions), a customized multi-media portal, targeted e-commerce and global directory services. The Company's (including its affiliates) offline content is currently available in 28 countries and includes a wide range of products and services such as discount shopping, discount dining, travel and telephone helpline services.

Results of Operations

Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998

The Company generated revenues of $2,213,530 (1998: $2,377,941) in the three months ended June 30,1999, a decrease of $164,411 or 6.9% over the corresponding period in 1998. Countdown recorded a year on year decrease in revenues of $268,018 and Transmedia France, which ceased operations in December 1998, accounted for $83,450 of the decrease in revenues year on year. Such decreases were partially offset by the restaurant charge card business in the UK which recorded an increase in revenues of $47,655 and Logan Leisure, acquired in May 1998, which recorded a year-on-year increase in revenues of $38,185. Additionally, Countdown USA, which commenced operations in October 1998 and DBS Direct, which was acquired in June 1999, generated revenues of $62,275 and $38,942 respectively.

Cost of revenues totaled $1,148,519 (1998: $862,984) for the three months ended June 30,1999, generating a gross profit percentage of 48.1% (1998: 63.7%). Gross profit % achieved in pre-existing operations were consistent year-on-year with the exception of Countdown where gross profit % decreased from 68.4% in 1998 to 40.4% in the three months ended June 30,1999. Such decrease in gross profit % at Countdown was due to costs of revenues incurred with respect to future contracts.

Selling, general and administrative expenses totaled $1,673,628 (1998:
$2,856,085) for the three months ended June 30, 1999, a decrease of $1,182,457 over the corresponding period in 1998. Excluding the impact of Transmedia France ($338,183), Logan Leisure ($46,426), Countdown USA ($112,593) and DBS Direct ($108,226) selling, general and administrative expenses on a like-for-like basis decreased by $1,111,519 in the three months ended June 30, 1999 as compared to the corresponding period in 1998. Of such decrease Countdown accounted for $322,264, the restaurant card business $397,409 and head office $391,846. Countdown expense reductions primarily comprised payroll $45,507, professional fees $139,043 and bad debt expense $125,637. Year on year expense decreases in the restaurant card business primarily comprised selling expenses $75,314, professional fees $99,956 and bad debt expense $122,332. Head Office expense decreases were primarily due to foreign currency exchange rate fluctuations $199,160, professional fees $47,907 and payroll costs $28,804.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(72,307) and $(34,657) respectively for the three months ended June 30,1999 (1998: $53,304 and $7,887).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Results of Operations

The Company generated revenues of $7,273,831 (1998: $8,497,335) in the nine months ended June 30, 1999, a decrease of $1,223,504 or 14.4% over the corresponding period in 1998. Countdown recorded a year on year decrease in revenues of $1,326,960 and the restaurant charge card business in the UK recorded a decline in revenues of $231,219. Such decreases were partially off-set by Logan Leisure which was acquired in May 1998 ($425,380), Countdown USA which commenced operations in October 1998 ($139,538) and DBS Direct which was acquired in June 1999 ($38,942). Transmedia France, which ceased operations in December 1998, accounted for $269,185 of the decrease in revenues year on year.

Cost of revenues totaled $4,221,834 (1998: $4,826,392) for the nine months ended June 30, 1999, generating a gross profit percentage of 42.0% (1998: 43.2%).

Selling, general and administrative expenses totaled $5,688,240 (1998:
$7,091,432) for the nine months ended June 30, 1999, a decrease of $1,403,192 over the corresponding period in 1998. Selling, general and administrative expenses for the nine months ended June 30, 1998 included $1,427,729 in respect of sign-on fees paid to the former executive directors of NHS. Excluding the impact of such sign-on fees, Transmedia France, Countdown USA, DBS Direct and Logan Leisure, selling, general and administrative expenses decreased by $116,513 on a like-for-like in the nine ended June 30, 1999 as compared to the corresponding period in 1998. Of such decrease Countdown accounted for $709,584 and the UK restaurant card business $353,947 while head office expenses increased by $947,018. Countdown recorded expense reductions across most cost categories, primarily payroll ($128,962), professional fees ($107,272), bad debt provision ($352,378), communication costs ($41,465) and travel expenses ($39,143). In the UK restaurant card business the most significant year-on-year expense reductions were payroll ($212,396), selling expenses ($75,910), professional fees ($56,974) and bad debt provision ($102,134). Such cost decreases were partially offset by an increase in travel costs of $97,192. Head office expenses increased by $947,018 in the nine months ended June 30, 1999 as compared to the corresponding period in 1998. Expenses incrased in most cost categories the primary incrases being payroll ($139,682), goodwill amortization charges ($192,270), relocation and recruitment costs ($145,460), travel ($81,140) and the impact of foreign exchange rate fluctuations ($142,913).

Nine Months ended June 30, 1999 compared to Nine Months ended June 30, 1998

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(38,264) and $(68,975) respectively for the nine months ended June 30,1999 (1998: $89,258 and $10,226).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                       Nine Months Ended
                                                       -----------------

                                               June 30, 1999       June 30, 1998

Cash used in
Operating Activities                            $(3,685,463)        $(2,681,356)

Cash used in
Investing activities                                (99,697)         (2,998,714)

Cash provided by financing
Activities                                        3,513,053           5,891,091


The Company recorded a net loss of $3,323,817 for the nine months ended June 30,1999. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $395,447, the Company's share of losses of affiliates of $88,235 and a release of provision for irrecoverable restaurant credits of $(43,401) resulted in funds used in operating activities totaling $3,549,215, net of working capital movements.

Net cash used in investing activities of $99,697 comprised the cash elements of the Company's investment in its subsidiaries Porkpine ($25,575) and NAMA ($100,000). In addition, the Company realized $25,878 from the sale of fixed assets in the nine months ended June 30,1999. In the corresponding period in 1998 net cash used in investing activities comprised the cash element of the Company's investment to acquire its subsidiary Porkpine ($897,455), an investment of $2,346,809 in the Company's affiliate Transmedia Australia and advances of $32,666, net of $245,550 realized from the sale of fixed assets.

To meet its cash requirements during the nine months ended June 30, 1999, the Company sold in aggregate 4,542,666 shares of its common stock in an equity private placement, resulting in net proceeds to the Company of $3,757,000. Additionally, the Company received $635,946 from TMAP by way of repayment of prior cash advances to TMAP and the Company's affiliates and $490,373 from related parties. Other financing activities during the nine months ended June 30, 1999 comprised the repayment of short-term note payable $1,432,459 and a credit line repayment of $312,807.

During the nine months ended June 30,1999 and prior periods the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, however the Company's operations did not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company required further capital infusions to meet its loan repayment commitments and the ongoing funding requirements of its operations. Subsequent to June 30,1999 through the date hereof, the Company sold in aggregate 4,697,916 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $3,656,250.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three and nine months ended June 30,1999, a situation which is expected to continue for foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

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

On May 11, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3 million shares of common stock at $.75 per share resulting in net proceeds to the Company of $2,250,000. The net proceeds were applied to capital contributions to DBS Direct, loan repayments and working capital.

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

ITEM 4. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA EUROPE, INC.


By: /S/ Grant White
--------------------
Chief Executive Officer