Form 10-Q
period 1999-12-31
TRANSMEDIA EUROPE INC
filed 2000-06-16
CIK 906908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to __________________

                         Commission file number 0-24404
                                                -------

                             TRANSMEDIA EUROPE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                       13-3701141
  -------------------------------                    -----------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)

              11 ST. JAMES'S SQUARE, LONDON             SW1Y 4LB, ENGLAND
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)           (Zip Code)

                            U.K. 011-44-171-930-0706
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

--------------------------------------------------------------------------------
      Former Name, Address, and Fiscal Year, if Changed Since Last Report

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |_| No |X|

      34,867,431 Shares, $.00001 par value, as of May 19, 2000
--------------------------------------------------------------------------------
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                          December 31,  September 30,
                                                                  1999           1999
                                                           (Unaudited)      (Audited)
                                                           -----------     ----------
Assets
------

Current assets

Cash and cash equivalents                                  $ 2,367,231    $   340,511

Trade accounts receivable                                      423,692        441,869

Restaurant credits (net of allowance for irrecoverable
credits of $ 42,285 as of December 31, 1999 and
$ 36,449 as of September 30, 1999)                             642,889        705,996

Amounts due from related parties (note 6)                    2,052,722      1,095,783

Other current assets                                           419,513        419,108

Prepaid fees                                                   406,000        406,000
                                                           -----------    -----------

Total current assets                                         6,312,047      3,409,267
                                                           -----------    -----------

Non current assets

Investment in affiliated company (Note 4)                           --         21,269

Office and equipment, (net of accumulated
depreciation of $ 926,607 as of December 31, 1999 and
$988,807 as of September 30, 1999)                             434,025        430,792

Goodwill, (net of accumulated
amortization of  $ 1,413,281 as of December 31, 1999 and
$ 1,170,311 as of September 30, 1999)(note 5)                9,790,599     10,033,569

Intangible and other assets, (net of accumulated
amortization of  $ 797,050 as of December 31, 1999 and
$ 763,362 as of September 30, 1999) (note 5)                 1,224,233      1,257,922

Other assets                                                   230,563        320,753

Prepaid fees                                                   304,500        406,000
                                                           -----------    -----------

Total non-current assets                                    11,983,920     12,470,305
                                                           -----------    -----------

TOTAL ASSETS                                               $18,295,967    $15,879,572
                                                           ===========    ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                                                  December 31,    September 30,
                                                                                          1999             1999
                                                                                   (Unaudited)         (Audited)
                                                                                  ------------    --------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities

Trade accounts payable                                                             $  1,168,906    $  1,511,409
Bank lines of credit                                                                     51,316         449,142
Deferred income                                                                       1,823,849       1,029,550
Accrued liabilities                                                                   1,962,258       2,088,184
Amount due to related parties (note 6)                                                2,170,324       1,138,872
Notes payable                                                                         2,495,440       3,132,425
                                                                                   ------------    ------------
Total Current Liabilities                                                             9,672,093       9,349,582

Non-current liabilities
Amount due to related party                                                                  --       1,302,137
Other assets                                                                             52,949          41,514
                                                                                   ------------    ------------

Total liabilities                                                                     9,725,042      10,693,233
                                                                                   ------------    ------------

Minority interest                                                                         1,054         389,864

Stockholders' equity

6 1/2 % Convertible preferred stock, $0.01 par value per share, 5,000,000 shares authorized, 590,857 issued and outstanding shares as of December 31,1999
and September 30, 1999                                                                    5,909           5,909

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares;
(34,809,098 issued and outstanding as of December 31, 1999
and 28,516,843 as of September 30, 1999)                                                    348             285

Additional paid in capital                                                           33,887,492      28,947,501

Treasury stock (at cost, 196,995 shares)                                               (517,112)       (517,112)

Cumulative foreign currency translation                                                 224,916         155,248
adjustment

Accumulated deficit                                                                 (25,031,682)    (23,795,356)
                                                                                   ------------    ------------

Total Stockholders' Equity                                                            8,569,871       4,796,475
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 18,295,967    $ 15,879,572
                                                                                   ============    ============

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                 Three months      Three months
                                                        ended             ended
                                                 December 31,      December 31,
                                                         1999              1998
                                                 ------------      ------------

Total revenues                                      3,110,162         2,720,439

Cost of revenues                                   (1,613,056)       (1,713,712)
                                                 ------------      ------------

Gross profit                                        1,497,106         1,006,727

Selling, general and
administrative expenses                            (2,954,101)       (1,690,308)
                                                 ------------      ------------

Loss from operations                               (1,456,995)         (683,581)

Share of profits/(losses) and amortization
goodwill of affiliated companies                     (164,435)          (31,959)

Interest income/(expense)                              (7,603)         (136,515)
                                                 ------------      ------------

Loss before income taxes                           (1,629,033)         (852,055)

Income taxes                                               --                --
                                                 ------------      ------------

Loss after income taxes                            (1,629,033)         (852,055)

Minority Interest                                     426,312           (87,037)

Preferred share dividends                             (33,605)          (33,605)
                                                 ------------      ------------

Net loss                                         $ (1,236,326)     $   (972,697)
                                                 ============      ============

Loss per common share                            $      (0.04)     $      (0.05)

Weighted average number of common
shares outstanding                                 32,623,094        19,199,642
                                                 ============      ============

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------

                                                  Three months      Three months
                                                         ended             ended
                                                  December 31,      December 31,
                                                          1999              1998
                                                  ------------      ------------

Net loss                                           $(1,236,326)     $  (972,697)

Other comprehensive income (loss)

       Foreign currency translation adjustment          69,668          (86,329)
                                                   -----------      -----------

Comprehensive loss                                 $(1,166,658)     $(1,059,026)
                                                   ===========      ===========

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                    Three months ended    Three months ended
                                                     December 31, 1999     December 31, 1998
                                                    ------------------    ------------------
Cash flows from Operating Activities:
- Net loss                                                $(1,236,326)          $  (972,697)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation of property and equipment                       22,548               119,209
- Amortization: Goodwill                                      242,970                73,827
- Amortization: Affiliates                                      3,325                 2,292
- Amortization: Intangibles                                    33,689                30,576
- Provision for irrecoverable restaurant credits                8,779               (92,766)
- Share of losses of affiliates                               161,110                29,667
- Minority interests                                               --                87,037
- Prepaid fees                                                101,500                    --

Changes in assets and liabilities:
- Trade accounts payable                                     (342,503)             (534,502)
- Accrued liabilities                                        (125,926)             (169,484)
- Restaurant credits                                           54,328               274,120
- Other current assets                                           (405)               87,340
- Trade accounts receivable                                    18,177               140,840
- Deferred income                                             794,299                63,424
- Accrued sign-on fees                                             --              (296,500)
- Other non currentassets                                      90,190               (10,499)
- Accrued interest                                             36,041                 7,831
- Non-current liabilities                                    (290,702)               30,839
                                                          -----------           -----------

Net cash used in operating activities                        (428,906)           (1,129,446)
                                                          -----------           -----------
Cash flows from investing activities:
- Purchase of NAMA                                                 --              (100,000)
- Purchase of Porkpine                                             --               (25,575)
- Purchase of property and equipment                          (25,781)              (88,496)
                                                          -----------           -----------

Net cash used in investing activities                         (25,781)             (214,071)
                                                          -----------           -----------
Cash flows from financing activities:
- Net proceeds received from issuance of common stock       3,531,250               632,000
- Due from/(to) related parties                              (170,890)            1,147,016
- Loan from related party                                     100,000                    --
- Repayment of Loan Notes                                    (636,985)             (159,330)
- Repayment of Line Credit                                   (397,826)             (207,191)
                                                          -----------           -----------
Net cash provided by financing activities                   2,425,549             1,412,495
                                                          -----------           -----------

Effect of foreign currency on cash                             55,858              (137,021)
                                                          -----------           -----------

Net increase/(decrease) in cash and cash equivalents        2,026,720               (68,043)

Cash and cash equivalents at beginning of period              340,511               747,913
                                                          -----------           -----------
Cash and cash equivalents at end of period                $ 2,367,231           $   679,870
                                                          ===========           ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

1. Interest and income tax cash payments during the periods presented were as follows:

                                         Three months ended   Three months ended
                                          December 31, 1999    December 31, 1998
                                         ------------------   ------------------

Interest                                             $6,748               $1,762
Income Taxes                                             --                   --

2.    Supplemental disclosures of non-cash investing and financing activities:

      In December 1998 the Company issued 600,000 shares of its common stock to acquire the interests of minority shareholders in Transmedia France.

      In November 1999 the Company issued 1,636,005 shares of its common stock to J. Vittoria to fully repay a loan note, together with accrued interest, totaling $1,308,804 .

      In November 1999 the Company issued 152,000 shares of its common stock to
      M. Chambrello to fully repay a loan of $100,000.

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

History

The Company was incorporated under the laws of the State of Delaware in February 1993. On May 19, 1993 the Company acquired, pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992, as amended April 12, and August 11, 1993 an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Transmedia Network, Inc. ("Network") to establish and operate a discount restaurant charge card business in clearly defined geographical areas. On April 7, 2000 the Company and Network executed a termination agreement ("Termination Agreement") pursuant to which the Company agreed to cancel the License Agreement. See "Recent Developments" below. The License was limited to the United Kingdom and France (the "Licensed Territories"). The Company commenced operations as a discount restaurant charge card business in the United Kingdom in January 1994 and in France in March 1996. Network was issued 496,284 shares of common stock, par value $.00001 per share ("Common Stock") of the Company, as part consideration for the License and had the right to designate one director to the board of directors of the Company, which right was not exercised. Additionally, under the License Agreement certain changes in key executives and principal shareholdings in the Company required the prior written approval of Network.

The Company has worked closely with Transmedia Asia Pacific, Inc. ("TMAP") for a number of years. TMAP acquired a similar license to that of the Company to operate a discount restaurant charge card business in Asia and other Pacific Rim countries. TMAP commenced operations in Sydney, Australia in November 1994. TMAP also executed the Termination Agreement on April 7, 2000.

Through 1996 the Company operated solely a discount restaurant charge card business in the United Kingdom through its wholly owned subsidiary Transmedia UK PLC. In late 1996 management identified the need to expand the Company's operations to become a broader based "member benefits" provider, believing that the Company needed a range of benefits to offer its corporate clients and individual members, in addition to discount dining. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. TMAP made a similar strategic decision. As a result the Company and TMAP jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping and services. In December 1997 the Company and TMAP acquired control of NHS Australia Pty Limited ("NHS"), through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies.

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

Recent Developments

In light of the close collaboration between the Company and TMAP since incorporation and, more particularly, in view of their joint ownership of Countdown, DBS Direct, Countdown USA, Logan Leisure, NHS, and Breakaway Travel, management of the Company and TMAP assessed the rationale for a merger of the two entities. Management believed that keeping the two companies distinct and separate is not appropriate or advantageous to shareholders and therefore on December 28, 1999 they executed a definitive merger agreement ("Merger Agreement"). Under the terms of the Merger Agreement, TMAP will issue on share of its common stock for each share of Common Stock of the Company. The merger, which is expected to be completed in the third quarter of 2000, is subject to a number of conditions, including shareholder approval. The Company and TMAP each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $170,000. The Termination Agreement provides for a transition period through June 30, 2000 during which period the Company will transfer its restaurant cardholder and participating restaurant bases to a new discount-dining product. The Company believes that termination of the License Agreement is in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company derived direct financial benefit from the Termination Agreement.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

As of December 31, 1999, Transmedia Europe, Inc., had the following equity interests in its direct subsidiaries and affiliates:

                                                 Country of        % Owned
Name                                             Incorporation

Subsidiaries:
Transmedia UK plc                                United Kingdom      100
Countdown Holdings Limited                       United Kingdom       50
Porkpine Limited                                 Channel Islands      50
Countdown USA, Inc.                              United States        50
DBS Direct Connect LLC                           United States        50

Affiliates:
Transmedia Australia Holdings Pty Ltd            Australia            50
Transmedia Australia Travel Holdings Pty Ltd     Australia            50

All references herein to "Company" and "TME" include Transmedia Europe, Inc. and its subsidiaries unless otherwise indicated.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998 and the changes in cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The September 30, 1999 balance sheet has been derived from the audited consolidated financial statements as of that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. As of December 31, 1999 the license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in December 1993.

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

      (i)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of December 31 and September 30, 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (k)   Foreign currencies (continued)

            The average exchange rates during the three months ended December 31, 1999 and 1998 and the exchange rates in effect at December 31, 1999 and September 30, 1999 were as follows:

                                    UK Pound
                                    Sterling    Australian      Irish
                                     (pound)        Dollar       Punt
Average exchange rates:
-----------------------

3 months ended December 31, 1999      1.6297        0.6528     1.2378
3 months ended December 31, 1998      1.6757        0.6434     1.4969

Closing exchange rate:
----------------------

December 31, 1999                     1.6153        0.6570     1.2641
September 30, 1999                    1.6463        0.6528     1.2183

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

Note 4 - Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Transmedia Australia Holdings and Transmedia Ausralia Travel Holdings, which are made up as follows:

                                                     December 31,  September 30,
                                                             1999           1999
Transmedia Australia Holdings
-----------------------------

     Cost of investment                                $ 253,349      $ 253,349
     Share of losses
     - From acquisition date to September 30, 1999      (249,800)      (249,800)
     - Three months ended December 31, 1999             (119,371)            --
     - Amortization of goodwill on investment            (19,490)       (17,145)
                                                       ---------      ---------

                                                        (135,312)       (13,596)

Amount due to the Company                                135,312             --
                                                       ---------      ---------
                                                       $      --      $ (13,596)
                                                       =========      =========

Transmedia Australia Travel Holdings
------------------------------------

     Cost of investment                                $ 126,748      $ 126,748
     Share of losses
     - From acquisition date to September 30, 1999       (86,556)       (86,556)
     - Three months ended December 31, 1999              (41,739)            --
     - Amortization of goodwill on investment             (6,307)        (5,327)
                                                       ---------      ---------

                                                          (7,854)        34,865

     Amounts due to the Company                            7,854             --
                                                       ---------      ---------
                                                       $      --      $  34,865
                                                       =========      =========
     Total investment in Affiliated Companies          $      --      $  21,269
                                                       =========      =========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 5 - Goodwill and Other Intangible Assets

Goodwill is made up as follows:

                                                  December 31      September 30
                                                         1999              1999

           Acquisition of Countdown              $  3,560,591      $  3,560,591
           Acquisition of Porkpine                    894,603           894,603

           Acquisition of DBS                       6,748,686         6,748,686

                                                 ------------      ------------
           Total                                   11,203,880        11,203,880

           Less: accumulated amortization          (1,413,281)       (1,170,311)

                                                 ------------      ------------
                                                 $  9,790,599      $ 10,033,569
                                                 ============      ============

Intangible assets are made up as follows:

                                                  December 31      September 30
                                                         1999              1999

             Cost of Transmedia License             1,621,284         1,621,284
             Acquisition of NAMA                      400,000           400,000

                                                 ------------      ------------
                                                    2,021,284         2,021,284

             Less: accumulated amortization          (797,051)         (763,362)

                                                 ------------      ------------
                                                 $  1,224,234      $  1,257,922
             Total                               ============      ============

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Related Parties

Amounts due from related parties comprise the following:

                                                          December 31      September 30
                                                                 1999              1999
           Related Party:

           Transmedia Asia Pacific, Inc.                           --           794,496
           Transmedia Australia Holdings                    1,706,158                --
           E Guinan III                                       346,564           301,287

                                                           ----------        ----------

           Total                                           $2,052,722        $1,905,783
                                                           ----------        ----------

Amounts due to related parties comprise the following:

                                                          December 31      September 30
                                                                 1999              1999
           Related Party:
           NHS                                                     --            22,665
           TMNI                                             1,136,288         1,116,207
           Transmedia Asia Pacific                          1,034,036                --

           J. Vittoria                                             --                --
                                                           ----------        ----------
           Total                                           $2,170,324        $1,138,872
                                                           ----------        ----------

Note 7 - Notes Payable

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

Note 7 - Notes Payable (continued)

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

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note ("Note") payable on January 5, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The Note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Officer of the Company. Additionally, the note holder received a warrant to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share. The warrant was exercisable at anytime from July 6, 1998 through July 6, 2001. The Company failed to pay the Note on the due date. The Company was in discussions with the note holder through September 1999 to agree extensions of time to repay the Note. In consideration for extending the time available to the Company to repay the Note, on September 15, 1999 the Company agreed to replace the warrant issued to the note holder with a new warrant to purchase 700,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant was exercisable at anytime from September 15, 1999 through September 30, 2002. Through September 1999 the Company made repayments totaling $1,050,000. In November 1999 the note holder commenced sales of the Security Shares realizing net proceeds of $2,100,230. The Company has now repaid the balance of the Note in full together with accrued interest.

On November 16, 1998, TMAP and FAI General Insurance, a shareholder of the Company, executed a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The Promissory Note holder received a three-year warrant to purchase 1 million shares of the common stock of TMAP at an exercise price of $1.00 per share. In addition, TMAP agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of the Company. Such warrants were exchanged by the Company for a new warrant on the same terms as those of TMAP. The Note was repayable on November 16, 1999. Interest was paid to November 15, 1999 and $400,000 of principal was repaid in November 1999. On November 30, 1999 the Note holder and TMAP executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The new note has now been repaid in full, together with accrued interest.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7 - Notes Payable (continued)

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

Note 8 - Stockholders Equity

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

On October 21, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $.80 per share resulting in net proceeds to the Company of $3,125,000. The net proceeds were applied to working capital.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9 - Loss per common share

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

                                                   December 31       December 31
                                                          1999              1998

Stock options and warrants                          11,573,843         4,316,343

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10 - Industry and geographic area segments

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

                                                              December 31,     December 31,
                                                                      1999             1998

(a) Statement of operations

          Revenues
              Member benefits/loyalty programs                 $ 2,468,620      $ 2,720,439
              Direct marketing                                     641,542               --
                                                               -----------      -----------
              Revenues for reportable segments
               and consolidated revenues                         3,110,162        2,720,439
                                                               -----------      -----------

          Operating (loss)/profit
              Member benefits/loyalty programs                     169,563          (69,580)
              Direct marketing                                    (855,672)              --
              Corporate overhead                                  (770,886)        (614,001)
                                                               -----------      -----------

              Total operating loss for reportable segments      (1,456,995)        (683,581)
                                                               -----------      -----------

          Share of affiliate (losses)/profits
              Member benefits/loyalty programs                    (121,716)          46,082
              Travel services                                      (42,719)         (78,041)
                                                               -----------      -----------

                                                                  (164,435)         (31,959)
                                                               -----------      -----------

          Net interest expense                                      (7,603)        (136,515)
                                                               -----------      -----------
          Loss before taxation and minority interests          $(1,629,033)     $  (852,055)
                                                               ===========      ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10 - Industry and geographic area segments (continued)

                                                           December 31,     December 31,
                                                                   1999             1998

          Geographic region

              Europe                                          2,419,852        2,703,283
              United States of America                          690,310           17,156
                                                           ------------      -----------

                                                           $  3,110,162      $ 2,720,439
                                                           ------------      -----------

          Net loss before taxation, minority interests
          And dividends

              Europe                                           (242,804)        (263,485)
              United States of America                       (1,221,794)        (556,611)
              Australia                                        (164,435)         (31,959)
                                                           ------------      -----------
                                                           $ (1,629,033)     $  (852,055)
                                                           ------------      -----------

                                                           December 31,    September 30,
                                                                   1999             1999

          Long-lived assets

              Europe                                          3,611,943        3,940,570
              United States of America                        8,371,977        8,508,466
              Australia                                              --           21,269
                                                           ------------      -----------
                                                           $ 11,983,920      $12,470,305
                                                           ------------      -----------

(b) Total assets

              Member benefits/loyalty programs             $  8,393,455      $ 7,682,655
              Direct marketing                                7,040,212        8,175,648
              Investment in affiliates                               --           21,269
              Unallocated                                     2,862,300               --
                                                           ------------      -----------

                                                           $ 18,295,967      $15,879,572
                                                           ============      ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11 - Subsequent Events

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

4.    Travel services through its affiliates.

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

Post completion of the merger, the Company aims to become a leading global provider of customized loyalty programs and services to corporations worldwide, providing superior "business-to-consumer" solutions for businesses. The Company's objective is to package online commerce and Internet content with traditional offline commerce into a web-based and real world affinity solution for corporations and associations. For members, online offerings will include Internet access (free in some jurisdictions), a customized multi-media portal, targeted e-commerce and global directory services. The Company's (including its affiliates) offline content is currently available in 28 countries and includes a wide range of products and services such as discount shopping, discount dining, travel and telephone helpline services.

Results of Operations

Three Months ended December 31, 1999 compared to Three Months ended December 31, 1998

The Company generated revenues of $3,110,162 (1998: $2,720,439) in the three months ended December 31, 1999, an increase of $389,723 or 14.3% over the corresponding period in 1998. Countdown recorded a year on year decrease in revenues of $234,639 and the restaurant charge card business a decline of $112,849. Such decreases were partially off-set by Logan Leisure ($96,391), Countdown USA ($31,612) and DBS Direct, which was acquired in June 1999 ($641,542). Additionally, Transmedia France, which ceased operations in December 1998, accounted for a decrease in revenues of $32,334.

Cost of revenues totaled $1,613,056 (1998: $1,713,712) for the three months ended December 31, 1999, generating a gross profit percentage of 48.1% (1998:
37.0%).

Selling, general and administrative expenses totaled $2,954,101 (1998:
$1,690,308) for the three months ended December 31, 1999, an increase of $1,263,793 or 74.8% over the corresponding period in 1998. Excluding the impact of DBS Direct ($1,107,018) and Transmedia France $273,904, selling, general and administrative expenses for the three months ended December 31, 1999 increased by $430,679 as compared to the corresponding period in 1998. Of such increase Countdown accounted for $108,284, the restaurant card business $14,932, Logan Leisure $21,144, Countdown USA $52,161 and head office expenses $234,158. The year on year increase at Countdown was due primarily to increased payroll costs. The year-on-year increase head office expenses was primarily due to increased professional fees and amortization of goodwill relating to the acquisition of DBS Direct.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(121,716) and $(42,719) respectively for the three months ended December 31, 1999 (1998: $61,921 and 25,675).

The minority interests in the Company comprised third party shareholdings in Transmedia France and TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                    Three Months Ended
                                                    ------------------

                                          December 31, 1999    December 31, 1998

Cash used in
Operating Activities                           $  (428,906)         $(1,129,446)

Cash used in
Investing activities                           $   (25,781)         $  (214,071)

Cash provided by financing
Activities                                     $ 2,425,549          $ 1,412,495

The Company recorded a net loss of $1,236,326 for the three months ended December 31, 1999. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $302,532, the Company's share of losses of affiliates of $161,110, prepaid fees $101,500 and a release of provision for bad debts of $8,779 resulted in funds used in operating activities totaling $428,906, net of working capital movements.

Net cash used in investing activities of $25,781 comprised the Company's investment in fixed assets in the quarter ended December 31, 1999. In the corresponding period in 1998 net cash used in investing activities comprised the Company's investments in Porkpine ($25,575) and NAMA ($100,000) as well as an investment of $88,496 in fixed assets.

To meet its cash requirements during the quarter ended December 31, 1999, the Company sold in aggregate 4,531,250 shares of its common stock in an equity private placement, resulting in net proceeds to the Company of $3,531,250. Cash provided by financing activities was partially off-set by repayment of loan notes $636,985, a reduction in bank credit lines of $397,826 and payments to related parties of $170,890.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three months ended December 31, 1999, a situation which is expected to continue for the foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues was made in the Company's annual report on Form 10-K for the year ending September 30, 1999.

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

ITEM 2. Change in Securities and Use of Proceeds

On September 30, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on October 5, 1999 upon the sale of 625,000 shares of common stock at $.65 per share resulting in net proceeds to the Company of $406,250. The net proceeds were applied to working capital.

On October 21, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $.80 per share resulting in net proceeds to the Company of $3,125,000. The net proceeds were applied to debt repayment and working capital.

ITEM 3. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA EUROPE, INC.


By: /s/ Grant White
-------------------
Chief Executive Officer.