Form 10-Q
period 2000-03-31
TRANSMEDIA EUROPE INC
filed 2000-06-22
CIK 906908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                                  --------------

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                         Commission file number 0-24404
                                                -------

                             TRANSMEDIA EUROPE, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                         13-3701141
     -------------------------------                        -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation of organization)                         Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                ------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                            ------------------------
                             (Registrant's telephone
                           number including area code)

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

            35,279,931 Shares, $.00001 par value, as of June 16, 2000
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                           March 31,   September 30,
                                                                2000           1999
                                                         (Unaudited)       (Audited)
                                                         -----------    -------------
Assets

Current assets

Cash and cash equivalents                                $   682,361     $   340,511

Trade accounts receivable                                    734,827         441,869

Restaurant credits (net of allowance for irrecoverable
credits of $27,066 as of March 31, 2000 and
$36,449 as of September 30, 1999)                            638,432         705,996

Amounts due from related parties (Note 7)                    346,564       1,095,783

Other current assets                                         404,676         419,108

Prepaid fees                                                 406,000         406,000
                                                         -----------     -----------

Total current assets                                       3,212,860       3,409,267
                                                         -----------     -----------

Non current assets

Investment in affiliated company (Note 5)                     26,924          21,269

Office furniture and equipment, (net of accumulated
depreciation of $894,437 as of March 31, 2000 and
$988,807 as of September 30, 1999)                           541,282         430,792

Goodwill, (net of accumulated
amortization of $1,656,252 as of March 31, 2000 and
$1,170,311 as of September 30, 1999) (Note 6)              9,547,628      10,033,569

Intangible and other assets, (net of accumulated
amortization of $830,719 as of March 31, 2000 and
$763,362 as of September 30, 1999) (Note 6)                  370,000       1,257,922

Other assets                                                 332,063         320,753

Prepaid fees                                                 203,000         406,000
                                                         -----------     -----------

Total non-current assets                                  11,020,897      12,470,305
                                                         -----------     -----------

TOTAL ASSETS                                             $14,233,757     $15,879,572
                                                         ===========     ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                      March 31,   September 30,
                                                           2000            1999
                                                    (Unaudited)       (Audited)
                                                   ------------    -------------
Liabilities

Current liabilities

Trade accounts payable                             $  1,089,078    $  1,511,409
Bank lines of credit                                     56,559         449,142
Deferred income                                       1,417,646       1,029,550
Accrued liabilities                                   1,506,657       2,088,184
Amount due to related parties (Note 7)                  520,782       1,138,872
Notes payable                                         2,495,440       3,132,425
                                                   ------------    ------------
Total Current Liabilities                             7,086,162       9,349,582

Non-current liabilities:
Amount due to related party                                  --       1,302,137
Other non-current liabilities                            20,471          41,514
                                                   ------------    ------------
Total liabilities                                     7,106,633      10,693,233
                                                   ------------    ------------

Minority interest                                            --         389,864

Stockholders' equity

6 1/2% Convertible preferred stock, $0.01 par
value per share, 5,000,000 shares authorized,
590,857 issued and outstanding shares as of
March 31, 2000 and September 30, 1999                     5,909           5,909

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares;
(34,867,431 issued and outstanding as of March
31, 2000 and 28,516,843 as of September 30, 1999)           349             285

Additional paid in capital                           34,004,823      28,947,501

Treasury stock (at cost, 196,995 shares)               (517,112)       (517,112)

Cumulative foreign currency translation
adjustment                                              239,405         155,248

Accumulated deficit                                 (26,606,250)    (23,795,356)
                                                   ------------    ------------
Total Stockholders' Equity                            7,127,124       4,796,475
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,233,757    $ 15,879,572
                                                   ============    ============

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                          Three months    Three months      Six months      Six months
                                                 ended           ended           ended           ended
                                             March 31,       March 31,       March 31,       March 31,
                                                  2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
Revenues                                  $  3,375,713    $  2,339,862    $  6,485,875    $  5,060,301

Cost of revenues                            (2,015,573)     (1,359,603)     (3,628,629)     (3,073,315)
                                          ------------    ------------    ------------    ------------

Gross profit                                 1,360,140         980,259       2,857,246       1,986,986

Selling, general and
administrative expenses                     (3,357,166)     (2,324,304)     (6,311,267)     (4,014,612)
                                          ------------    ------------    ------------    ------------

Loss from operations                        (1,997,026)     (1,344,045)     (3,454,021)     (2,027,626)

Share of profits/(losses), including
amortization of goodwill on investment,
of affiliated companies                         79,900          31,684         (84,535)           (275)

Interest expense                               (12,647)       (187,034)        (24,396)       (323,549)

Interest income                                     --           6,353           4,146           6,353
                                          ------------    ------------    ------------    ------------

Loss before income taxes                    (1,929,773)     (1,493,042)     (3,558,806)     (2,345,097)

Income taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Loss after income taxes                     (1,929,773)     (1,493,042)     (3,558,806)     (2,345,097)

Minority Interest                              388,810         (16,427)        815,122        (103,464)

Preferred stock dividend                       (33,605)        (33,605)        (67,210)        (67,210)
                                          ------------    ------------    ------------    ------------

Net loss                                  $ (1,574,568)   $ (1,543,074)   $ (2,810,894)   $ (2,515,771)
                                          ============    ============    ============    ============

Loss per common share                     $      (0.05)   $      (0.08)   $      (0.08)   $      (0.12)

Weighted average number of  common
shares outstanding                          34,856,683      20,519,121      33,718,693      20,162,010

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

--------------------------------------------------------------------------------

                                   Three months   Three months     Six months     Six months
                                          ended          ended          ended          ended
                                      March 31,      March 31,      March 31,      March 31,
                                           2000           1999           2000           1999
                                    -----------    -----------    -----------    -----------
Net loss                            $(1,574,568)   $(1,543,074)   $(2,810,894)   $(2,515,771)

Other comprehensive income (loss)

     Foreign currency translation
     adjustment                          14,489        159,527         84,157         73,288
                                    -----------    -----------    -----------    -----------

Comprehensive loss                  $(1,560,079)   $(1,383,547)   $(2,726,737)   $(2,442,483)
                                    ===========    ===========    ===========    ===========

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                    Six months ended   Six months ended
                                                      March 31, 2000     March 31, 1999
                                                      --------------     --------------
Cash flows from Operating Activities:
- Net loss                                              $(2,810,894)       $(2,515,771)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation of property and equipment                     86,632             18,495
- Amortization: Goodwill                                    485,940            146,839
- Amortization: Affiliates                                    6,650             12,670
- Amortization: Intangibles                                  67,357             65,700
- Provision for irrecoverable restaurant credits             (9,383)          (245,614)
- Share of profits/losses of affiliates                      77,885            (12,395)
- Minority interests                                         (1,054)          (103,464)
- Termination of employment contract                        109,000                 --

Changes in assets and liabilities:
- Trade accounts payable                                   (422,331)            98,438
- Accrued liabilities                                      (581,527)          (367,253)
- Restaurant credits                                         76,947            616,280
- Prepaid expense and other current assets                   14,432            112,202
- Trade accounts receivable                                (292,958)           185,919
- Deferred income                                           388,096           (178,409)
- Accrued sign-on fees                                           --           (296,500)
- Other assets                                              (11,310)          (142,611)
- Non-current liabilities                                  (323,180)             7,394
- Accrued interest                                           41,021             49,228
- Prepaid fees                                              203,000                 --
                                                        -----------        -----------
Net cash used in operating activities                    (2,895,677)        (2,548,852)
                                                        -----------        -----------
Cash flows from investing activities:
- Purchase of NAMA                                               --           (100,000)
- Purchase of Porkpine                                           --            (25,575)
- Purchase of property and equipment                       (197,122)            (5,547)
                                                        -----------        -----------
Net cash used in investing activities                      (197,122)          (131,122)
                                                        -----------        -----------
Cash flows from financing activities:
- Net proceeds received from issuance of common stock     3,539,583          1,507,000
- Due from/(to) related parties                             754,287          1,765,908
- Repayment of notes payable                               (636,985)          (950,000)
- Repayment of Line Credit                                 (392,583)          (214,943)
- Loan note from related party                              100,000                 --
                                                        -----------        -----------
Net cash provided by financing activities                 3,364,302          2,107,965
                                                        -----------        -----------
Effect of foreign currency on cash                           70,347            230,044
                                                        -----------        -----------
Net increase/(decrease) in cash and
cash equivalents                                            341,850           (341,965)

Cash and cash equivalents at beginning of period            340,511            747,913
                                                        -----------        -----------
Cash and cash equivalents at end of period              $   682,361        $   405,948
                                                        ===========        ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

Interest and income tax cash payments during the periods presented were as follows:

                                       Six months ended         Six months ended
                                         March 31, 2000           March 31, 1999
                                         --------------           --------------

Interest                                         $3,071                 $115,423
Income Taxes                                         --                       --

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

      (i) In December 1998 the Company issued 600,000 shares of Common Stock to acquire the interests of minority shareholders in Transmedia France.

      (ii) In November 1999 the Company issued 1,636,005 shares of Common Stock to J. Vittoria, a former director and chairman of the board, in full satisfaction of a loan note, together with accrued interest, totaling $1,308,804.

      (iii) In November 1999 the Company issued 125,000 shares of Common Stock to M. Chambrello, former Chief Executive Officer, in full satisfaction of a loan of $100,000.

      (iv) In March 2000 the company issued 50,000 shares of Common Stock to its former Chief Executive Officer in part payment of a settlement agreement.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

As of March 31, 2000, Transmedia Europe, Inc., had the following equity interests in its direct subsidiaries and affiliates:

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and 1999 and the changes in cash flows for the six months ended March 31, 2000 and 1999. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in December 1993 until terminated.

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

      (i)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of March 31, 2000 and September 30, 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (k)   Foreign currencies (continued)

            The average exchange rates during the three and six months ended March 31, 2000 and 1998 and the exchange rates in effect at March 31, 2000 and September 30, 1999 were as follows:

                                                   UK Pound  Australian    Irish
                                          Sterling (pounds)      Dollar     Punt
            Average exchange rates:

            3 months ended March 31, 2000            1.6059      0.6300   1.2526
            3 months ended March 31, 1999            1.6145      0.6292   1.4883
            6 months ended March 31, 2000            1.6172      0.6363   1.2825
            6 months ended March 31, 1999            1.6757      0.6434   1.4969

            Closing exchange rate:

            March 31, 2000                           1.5921      0.6066   1.2152
            September 30, 1999                       1.6463      0.6528   1.3530

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

Note 5 - Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Transmedia Australia Holdings and Transmedia Australia Travel Holdings, which are made up as follows:

                                                         March 31,    September 30,
                                                              2000             1999
Transmedia Australia Holdings

     Cost of investment                                  $ 253,349        $ 253,349
     Share of losses
     - From date of acquisition to September 30, 1999     (249,800)        (249,800)
     - Six months ended March 31, 2000                     (71,904)              --
     - Amortization of goodwill on investment              (21,835)         (17,145)
                                                         ---------        ---------

                                                           (90,190)         (13,596)
Amount due to the Company                                   90,190               --
                                                         ---------        ---------
                                                         $      --        $  13,596
                                                         =========        =========
Transmedia Australia Travel Holdings

     Cost of investment                                  $ 126,748        $ 126,748
     Share of losses
     - From date of acquisition to September 30, 1999      (86,556)         (86,556)
     - Six months ended March 31, 2000                      (5,981)              --
     - Amortization of goodwill on investment               (7,287)          (5,327)
                                                         ---------        ---------

                                                         $  26,924        $  34,865
                                                         =========        =========

Total investment in Affiliated Companies                 $  26,924        $  21,269
                                                         =========        =========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Goodwill and Other Intangible Assets

Goodwill is made up as follows:

                                                  March 31,       September 30,
                                                       2000                1999

            Acquisition of Countdown           $  3,560,591        $  3,560,591
            Acquisition of Porkpine                 894,603             894,603
            Acquisition of DBS                    6,748,686           6,748,686
                                               ------------        ------------
            Total                                11,203,880          11,203,880

            Less: accumulated amortization      (1,656,252)         (1,170,311)
                                               ------------        ------------
                                               $  9,547,628        $ 10,033,569
                                               ============        ============

Intangible assets are made up as follows:

                                                  March 31,       September 30,
                                                       2000                1999

            Cost of Transmedia License            1,621,284           1,621,284
            Acquisition of NAMA                     400,000             400,000
                                               ------------        ------------
                                                  2,021,284           2,021,284

            Less: accumulated amortization         (830,719)           (763,362)
                  impairment write-down            (820,565)                 --
                                               ------------        ------------
            Total                              $    370,000        $  1,257,922
                                               ============        ============

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7 - Related Parties

Amounts due from related parties comprise the following:

                                                      March 31      September 30
                                                          2000              1999
      Related Party:

      Transmedia Asia Pacific, Inc.                         --           794,496
      E Guinan III                                     346,564           301,287
                                                    ----------        ----------
      Total                                         $  346,564        $1,095,783
                                                    ----------        ----------

Amounts due to related parties comprise the following:

                                                      March 31      September 30
                                                          2000              1999
      Related Party:
      NHS                                                   --            22,665
      TMNI                                             335,097         1,116,207
      Transmedia Asia Pacific, Inc.                    185,685                --
                                                    ----------        ----------
      Total                                         $  520,782        $1,138,872
                                                    ----------        ----------

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

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note ("Note") payable on January 5, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The Note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Officer of the Company. Additionally, the note holder received a warrant to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share. The warrant was exercisable at anytime from July 6, 1998 through July 6, 2001. The Company failed to pay the Note on the due date. The Company was in discussions with the note holder through September 1999 to agree extensions of time to repay the Note. In consideration for extending the time available to the Company to repay the Note, on September 15, 1999 the Company agreed to replace the warrant issued to the note holder with a new warrant to purchase 700,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant was exercisable at anytime from September 15, 1999 through September 30, 2002. Through September 1999 the Company made repayments totaling $1,050,000. In November 1999 the note holder commenced sales of the Security Shares realizing net proceeds of $2,100,230. The Company has now repaid the balance of the Note in full, together with accrued interest.

On November 16, 1998, TMAP and FAI General Insurance, a shareholder of the Company, executed a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The Promissory Note holder received a three-year warrant to purchase 1 million shares of the common stock of TMAP at an exercise price of $1.00 per share. In addition, TMAP agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of the Company. Such warrants were exchanged by the Company for a new warrant on the same terms as those of TMAP. The Note was repayable on November 16, 1999. Interest was paid to November 15 and $400,000 of principal was repaid in November 1999. On November 30, 1999 the Note holder and TMAP executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by the Company. The new note has now been repaid in full, together with accrued interest.

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

Note 9 - Stockholders Equity (continued)

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

In November 1999 the Company issued 1,636,005 shares of Common Stock to J. Vittoria in full satisfaction of a loan note, together with accrued interest, totaling $1,308,804 and 125,000 shares of Common Stock to M. Chambrello in full satisfaction of a loan note of $100,000. See Note 8 - Notes Payable.

In February 2000 the Company issued 8,333 shares of Common Stock upon exercise of a warrant, resulting in net proceeds to the Company of $8,333.

In March 2000 the Company issued 50,000 shares Common Stock in part payment of its obligations pursuant to a settlement agreement executed by the Company and Michael R. Chambrello, former Chief Executive Officer of the Company.

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

The consideration paid totaled $400,000 payable in cash. $100,000 was paid at closing and the balance is payable in three installments as follows: (i) $100,000 upon final disposition by NAMA of outstanding litigation against it,
(ii) $100,000 on December 31, 1999 and (iii) $100,000 on December 31, 2000.
Additionally, Mr. Rick Washburne, owner of NAMA, entered into an employment agreement with Countdown Connect, Inc. The employment agreement was for a period of five years and provided for an annual salary of $55,000 and other compensation. The employment agreement between Countdown Connect, Inc. and Mr. Washburne was terminated for cause in April 1999. On April 21, 1999 the Company, TMAP, Countdown USA and Countdown Connect, Inc. filed suit against Mr. Washburne and NAMA seeking to withhold any further payments pursuant to the acquisition agreement and further to uphold the termination for cause provision of the employment agreement. As of the date hereof, the legal proceeding is at the deposition stage.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10 - Acquisitions (continued)

On June 15, 1999 the Company and TMAP each purchased 50% of DBS Direct. The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TMAP. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,831,057 shares of Common Stock. TMAP paid 4,589,732 shares of its common stock for the remaining 50% of DBS Direct. In addition, the Company and TMAP each contributed $500,000 to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TMAP agreed to each contribute a further $1 million to the capital of DBS Direct to fund the expansion of its network of sales offices nationally. The additional capital contributions have now been advanced in full by the Company and TMAP

Note 11 - Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires restatement of prior periods. Assumed exercise of warrants is not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share do not differ for any period presented. The following table summarizes securities that were outstanding at March 31, 2000 and 1999 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                     March 31,        March 31,
                                                          2000             1999

Stock options and warrants                          11,573,843        4,336,343

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services, direct marketing and e-commerce, with the latter being insignificant in the three and six months ended March 31, 2000 and 1999. Operations of the Company's subsidiaries are conducted in Europe and the United States. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies

                                                   Three months   Three months     Six months     Six months
                                                          ended          ended          ended          ended
                                                      March 31,      March 31,      March 31,      March 31,
                                                           2000           1999           2000           1999
                                                    -----------    -----------    -----------    -----------
(a)  Statement of operations

     Revenues:
     Member benefits/loyalty programs               $ 2,488,851    $ 2,339,862    $ 4,957,471    $ 5,060,301
     Direct marketing                                   886,862             --      1,528,404             --
                                                    -----------    -----------    -----------    -----------
     Revenue for reportable segments
     and consolidated revenues                        3,375,713      2,339,862      6,485,875      5,060,301
                                                    ===========    ===========    ===========    ===========
     Operating loss:
     Member benefits/loyalty programs                   103,110        (45,812)       272,673       (115,392)
     Direct marketing                                (1,178,555)            --     (2,034,227)            --
     Corporate overhead                                (921,581)    (1,298,233)    (1,692,467)    (1,912,234)
                                                    -----------    -----------    -----------    -----------

     Total operating loss for reportable segments    (1,997,026)    (1,344,045)    (3,454,021)    (2,027,626)
                                                    -----------    -----------    -----------    -----------

     Share of affiliate profits/(losses):
     Member benefits/loyalty programs                    45,122          9,354        (76,594)        55,436
     Travel services                                     34,778         22,330         (7,941)       (55,711)
                                                    -----------    -----------    -----------    -----------
     Total share of affiliate profits/
     (losses)                                            79,900         31,684        (84,535)          (275)
                                                    -----------    -----------    -----------    -----------

     Net interest expense                               (12,647)      (180,681)       (20,250)      (317,196)
                                                    -----------    -----------    -----------    -----------
     Loss before taxation and
     minority interests                              (1,929,773)    (1,493,042)    (3,558,806)    (2,345,097)
                                                    ===========    ===========    ===========    ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12 - Industry and geographic area segments (continued)

                                                   Three months   Three months     Six months     Six months
                                                          ended          ended          ended          ended
                                                      March 31,      March 31,      March 31,      March 31,
                                                           2000           1999           2000           1999
                                                    -----------    -----------    -----------    -----------
     Geographic region

     Revenues
        Europe                                        2,488,851      2,279,755      4,908,703      4,983,038
        United States of America                        886,862         60,107      1,577,172         77,263
                                                    -----------    -----------    -----------    -----------

                                                    $ 3,375,713    $ 2,339,862    $ 6,485,875    $ 5,060,301
                                                    ===========    ===========    ===========    ===========

     Net loss before taxation, minority interests
     and dividends
        Europe                                          638,630     (1,320,459)       395,826     (1,583,950)
        United States of America                     (2,648,303)      (204,267)    (3,878,097)      (760,872)
        Australia                                        79,900         31,684        (84,535)          (275)
                                                    -----------    -----------    -----------    -----------

                                                    $(1,929,773)   $(1,493,042)   $(3,558,806)   $(2,345,097)
                                                    ===========    ===========    ===========    ===========

                                                                         As of                         As of
                                                                     March 31,                 September 30,
                                                                          2000                          1999
                                                                   -----------                   -----------
     Long-lived assets

        Europe                                                       3,691,797                     3,940,570
        United States of America                                     7,302,176                     8,508,466
        Australia                                                       26,924                        21,269
                                                                   -----------                   -----------

                                                                   $11,020,897                   $12,470,305
                                                                   ===========                   ===========

(b)  Total assets

     Member benefits/loyalty programs                                7,622,636                     7,682,655
     Travel services                                                 6,584,197                     8,175,648
     Investment in affiliates                                           26,924                        21,269
                                                                   -----------                   -----------

     Total assets                                                  $14,233,757                   $15,879,572
                                                                   ===========                   ===========

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13 - Subsequent Events

(a) Transmedia Network License Termination

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $72,533, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $83,129. In light of the termination of the License Agreement, the Company recorded an impairment write-down of $820,565. Accordingly, the Company will record a profit on termination of the License Agreement in the quarter ending June 30, 2000 in the sum of $335,097. See "Note 1 - The Company - Recent Developments".

(b) Employment Agreement Termination

In May 2000 the Company executed a termination agreement with Charles Taylor, former Chief Operating Officer of the Company, pursuant to which the Company agreed to make cash payments totaling $250,000 and to issue 412,500 fully paid non-assessable shares of Common Stock to Mr. Taylor. Additionally, Mr. Taylor's entitlement to stock options pursuant to the terms of his employment agreement were cancelled.

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

Results of Operations

Three Months ended March 31, 2000 compared to Three Months ended March 31, 1999

The Company generated revenues of $3,375,713 (1999: $2,339,862) in the three months ended March 31, 2000, an increase of $1,035,851 or 44.3% over the corresponding period in 1999. Countdown recorded a year-on-year increase in revenues of $279,380, while other pre-existing operations recorded year-on-year declines. The restaurant charge card business in the UK recorded a decline in revenues of $112,331, Logan Leisure $4,394 and Countdown USA $13,666. Such decreases were off-set by revenues at DBS Direct ($886,862) which was acquired in June 1999. The decline in revenues in the UK restaurant card business was in part due to the business not being promoted in light of the anticipated termination of the Transmedia License.

Cost of revenues totaled $2,015,573 (1999: $1,359,603) for the three months ended March 31, 2000, generating a gross profit percentage of 40.3% (1999:
41.9%). The decline in gross profit percentage reflects the impact of the lower margin DBS Direct business. Pre-existing operations improved gross profit in the three months ended March 31, 2000 as compared to the corresponding period in 1999.

Selling, general and administrative expenses totaled $3,357,166 (1999:
$2,324,304) for the three months ended March 31, 2000, an increase of $1,032,862 over the corresponding period in 1999. Excluding the impact of DBS Direct ($1,376,758), which was acquired in June 1999, selling general and administrative expenses decreased by $343,896 in the three months ended March 31, 2000 as compared to the corresponding period in 1999. Selling, general and administrative expenses of pre-existing operations decreased by $1,257 in the quarter ended March 31, 2000. Countdown recorded a decrease of $3,505, the restaurant card business in the UK an increase of $8,602, Logan Leisure a decrease of $18,358, Countdown USA an increase of $12,004 and head office expenses a decrease of $342,639 as compared to the quarter ended March 31, 1999. Head office expenses in the quarter ended March 31, 2000 included investment banker fees in the sum of $101,500, amortization of goodwill arising on the acquisition of DBS Direct of $168,717 and employment termination costs of $159,000. Excluding the impact of these year-on-year increases in head office expenses, head office costs decreased by $771,856. Cost reductions were achieved in all cost categories, primarily foreign exchange translation $365,622, office relocation costs $93,280, professional fees $99,370 and recruitment expenses $52,180.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $45,122 and $34,778 respectively for the three months ended March 31, 2000 (1999: $40,327 and $(8,643)).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Results of Operations

Six Months ended March 31, 2000 compared to Six Months ended March 31, 1999

The Company generated revenues of $6,485,875 (1999: $5,060,301) in the six months ended March 31, 2000, an increase of $1,425,574 or 28.2% over the corresponding period in 1999. Countdown recorded a year on year increase in revenues of $44,741, Logan Leisure $91,997 and Countdown USA, which commenced operations in October 1998, $17,946. Such increases were partially off-set by the restaurant charge card business in the UK recorded a year-on-year decrease in revenues of $225,180. Transmedia France, which ceased operations in December 1998, accounted for a $32,334 decrease in revenues year on year. DBS Direct, which was acquired in June 1999, generated revenues of $1,528,404 in the six months ended March 31, 2000.

Cost of revenues totaled $3,628,629 (1999: $3,073,315) for the six months ended March 31, 2000, generating a gross profit percentage of 44.0% (1999: 39.3%). Pre-existing operations improved gross profit in the six months ended March 31, 2000 as compared to the corresponding period in 1999. DBS Direct operates at a lower gross profit % than the pre-existing operations which restricted the year-on-year improvement in gross profit percentage to less than 5 percentage points.

Selling, general and administrative expenses totaled $6,311,267 (1999:
$4,014,612) for the six months ended March 31, 2000, an increase of $2,296,655 over the corresponding period in 1999. Excluding the impact of DBS Direct ($2,483,776), which was acquired in June 1999, and Transmedia France ($273,904), which ceased operations in December 1998, selling general and administrative expenses increased by $86,783 in the six months ended March 31, 2000 as compared to the corresponding period in 1999. Selling, general and administrative expenses of pre-existing operations increased year-on-year by $195,263 in the six months ended March 31, 2000. Of such increase Countdown accounted for $104,779, primarily payroll ($72,671), selling expenses ($48,615) and bad debt provision ($207,000) which were partially off-set by reduced professional fees ($84,556). The UK restaurant card business recorded an increase of $23,534 (primarily payroll), Logan Leisure an increase of $2,786 and Countdown USA an increase of $64,164 (comprising increased staffing costs $52,859 and increased selling expenses $12,657). Head Office expenses in the six ended March 31, 2000 decreased by $108,480 as compared to the corresponding period in 1999. Head office expenses in the six months ended March 31, 2000 included investment banker fees in the sum of $203,000, amortization of goodwill arising on the acquisition of DBS Direct of $337,434 and employment termination costs of $159,000. Excluding the impact of these year-on-year increases in head office expenses, head office costs decreased by $807,914. Cost reductions were achieved in all cost categories, primarily foreign exchange translation $253,073, office relocation costs $93,280 and recruitment expenses $52,180.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(76,594) and $(7,941) respectively for the six months ended March 31, 2000 (1999: $34,043 and $(34,318)).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                 Six Months Ended
                                                 ----------------

                                        March 31, 2000      March 31, 1999

Cash used in
Operating Activities                       $(2,895,677)       $(2,548,852)

Cash used in
Investing activities                          (197,122)          (131,122)

Cash provided by financing
Activities                                   3,364,302          2,107,965


The Company recorded a net loss of $2,810,894 for the six months ended March 31, 2000. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $646,579, the Company's share of losses of affiliates of $77,885, losses attributable to minority interests $1,054, a release of provision for irrecoverable restaurant credits of $(9,383) and the issuance of shares in connection with the termination of an employment contract $109,000 resulted in funds used in operating activities totaling $2,895,677, net of working capital movements.

Net cash used in investing activities of $197,122 comprised the Company's investment in fixed assets in the six months ended March 31, 2000. In the corresponding period in 1999, net cash used in investing activities comprised the cash element of the Company's investment in its subsidiaries Porkpine ($25,575) and NAMA ($100,000) and an investment of $5,547 in fixed assets.

To meet its cash requirements during the six months ended March 31, 2000, the Company sold in aggregate 4,531,250 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $3,531,250. The exercise of a Common Stock warrant by the holder resulted in net proceeds to the Company of $8,333. Additionally, the Company received $980,181 from TMAP by way of repayment of prior cash advances to TMAP and the Company's affiliates. Other significant financing activities during the six months ended March 31, 2000 comprised the net repayment of short-term notes payable ($536,985) and a credit line repayment of $392,583.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three and six months ended March 31, 2000, a situation which is expected to continue for the foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

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

On August 11, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on September 10, 1999 upon the sale of 166,666 shares of Common Stock at $.75 per share resulting in net proceeds to the Company of $125,000. The net proceeds were applied to working capital.

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

On October 21, 1999 the Company commenced a private placement of shares of its Common Stock pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of Common Stock at $.80 per share resulting in net proceeds to the Company of $3,125,000. The net proceeds were applied to loan repayments and working capital.

In November 1999 the Company issued 1,636,005 shares of Common Stock to J. Vittoria in full satisfaction of a loan note, together with accrued interest, totaling $1,308,804 and 125,000 shares of Common Stock to M. Chambrello in full satisfaction of a loan note of $100,000. See Note 8 - Notes Payable.

In February 2000 the Company issued 8,333 shares of Common Stock upon exercise of a warrant, resulting in net proceeds to the Company of $8,333. The net proceeds were applied to working capital.

In March 2000 the Company issued 50,000 shares Common Stock in part payment of its obligations pursuant to a settlement agreement executed by the Company and Michael R. Chambrello, former Chief Executive Officer of the Company.

ITEM 3. Default Upon Senior Securities

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the $200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. The warrants are exercisable at any time after issuance through November 1, 2001. In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,988 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at anytime through November 1, 2001. In addition, the Company agreed to adjust the exercise price of all warrants issued to the four promissory note holders to $1.00 per share. As of the date hereof, the Company has now repaid all the promissory notes in full, together with accrued interest.

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note ("Note") payable on January 5, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The Note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Officer of the Company. Additionally, the note holder received a warrant to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share. The warrant was exercisable at anytime from July 6, 1998 through July 6, 2001. The Company failed to pay the Note on the due date. The Company was in discussions with the note holder through September 1999 to agree extensions of time to repay the Note. In consideration for extending the time available to the Company to repay the Note, on September 15, 1999 the Company agreed to replace the warrant issued to the note holder with a new warrant to purchase 700,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant is exercisable at anytime from September 15, 1999 through September 30, 2002. Through September 1999 the Company made repayments totaling $1,050,000. In November 1999 the note holder commenced sales of the Security Shares realizing net proceeds of $2,100,230. The Company has now repaid the balance of the Note in full, together with accrued interest.

ITEM 6. Exhibits and Reports on Forms 8-K

(A)     Exhibits filed herewith:

        None

(B)     Forms 8-K filed during quarter

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA EUROPE, INC.


By: /S/ Grant White
-------------------
Chief Executive Officer