Form 10-Q
period 2000-06-30
TRANSMEDIA EUROPE INC
filed 2000-08-23
CIK 906908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                                  -------------

                                       OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

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

                            U.K. 011-44-171-930-0706
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

            35,844,931 Shares, $.00001 par value, as of July 31, 2000
   (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                  June 30,   September 30,
                                                                      2000            1999
                                                               (Unaudited)       (Audited)
                                                               -----------   -------------
Assets

Current assets

Cash and cash equivalents                                      $   619,731     $   340,511

Trade accounts receivable                                          753,442         441,869

Restaurant credits (net of allowance for irrecoverable
credits of  $ 22,422 as of June 30, 2000 and
$ 36,449 as of September 30, 1999)                                 590,843         705,996

Amounts due from related parties                                   341,841       1,095,783

Inventory                                                        5,198,208          36,462

Other current assets                                               112,283         382,646

Prepaid fees                                                       406,000         406,000
                                                               -----------     -----------

Total current assets                                             8,022,348       3,409,267
                                                               -----------     -----------

Non current assets

Investment in affiliated companies                                      --          21,269

Office furniture and equipment (net of accumulated
depreciation of $ 634,904 as of June 30, 2000 and
$988,807 as of September 30, 1999)                                 736,184         430,792

Goodwill, (net of accumulated
amortization of $1,899,221 as of June 30, 2000 and
$ 1,170,311 as of September 30, 1999)                            9,304,659      10,033,569

Intangible and other assets (net of accumulated amortization and impairment write-down of $40,000 as of June 30, 2000
and $ 763,362 as of September 30, 1999)                            360,000       1,257,922

Other assets                                                       458,552         320,753

Prepaid fees                                                       101,500         406,000
                                                               -----------     -----------

Total non-current assets                                        10,960,895      12,470,305
                                                               -----------     -----------

TOTAL ASSETS                                                   $18,983,243     $15,879,572
                                                               ===========     ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

                                                                      June 30,      September 30,
                                                                          2000               1999
                                                                   (Unaudited)          (Audited)
                                                                  ------------      -------------
Liabilities

Current liabilities

Bank lines of credit                                              $    206,488       $    449,142
Trade accounts payable                                               2,899,975          1,511,409
Deferred income                                                      4,797,940          1,029,550
Accrued liabilities                                                  1,807,373          2,088,184
Amount due to related parties                                        3,649,450          1,138,872
Notes payable (Note 4)                                               2,100,230          3,132,425
                                                                  ------------       ------------
Total current liabilities                                           15,461,456          9,349,582

Non-current liabilities :
Amount due to related party                                                 --          1,302,137
Other non-current liabilities                                           19,455             41,514
                                                                  ------------       ------------
Total liabilities                                                   15,480,911         10,693,233
                                                                  ------------       ------------

Minority interest                                                           --            389,864
                                                                  ------------       ------------

Stockholders' equity

6 1/2 % Convertible preferred stock, $0.01 par value
per share, 5,000,000 shares authorized, 590,857
issued and outstanding shares as of June 30, 2000
and September 30, 1999                                                   5,909              5,909

Common stock, $0.00001 par value per share authorized
95,000,000 shares; (35,344,931 issued and outstanding
as of June 30, 2000 and 28,516,843 as of September 30, 1999)               352                285

Additional paid in capital                                          34,920,601         28,947,501

Treasury stock (196,995 shares at cost)                               (517,112)          (517,112)

Cumulative foreign currency translation
adjustment                                                              97,666            155,248

Accumulated deficit                                                (31,005,084)       (23,795,356)
                                                                  ------------       ------------
Total stockholders' equity                                           3,502,332          4,796,475
                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 18,983,243       $ 15,879,572
                                                                  ============       ============

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Three months       Three months        Nine months       Nine months
                                                                 ended              ended              ended             ended
                                                              June 30,           June 30,           June 30,          June 30,
                                                                  2000               1999               2000              1999
                                                          ------------       ------------       ------------       ------------
Revenues                                                  $  3,846,623       $  2,213,530       $ 10,332,498       $  7,273,831

Cost of revenues                                            (1,847,421)        (1,148,519)        (5,476,050)        (4,221,834)
                                                          ------------       ------------       ------------       ------------

Gross profit                                                 1,999,202          1,065,011          4,856,448          3,051,997

Selling, general and
administrative expenses                                     (6,456,735)        (1,673,628)       (12,437,905)        (5,688,240)
                                                          ------------       ------------       ------------       ------------

Loss from operations                                        (4,457,533)          (608,617)        (7,581,457)        (2,636,243)

Share of profits/(losses), including amortization of
goodwill on investment, of affiliated companies               (240,212)          (106,964)          (324,747)          (107,239)

Interest expense                                                (5,562)          (162,447)           (24,958)          (485,996)

Interest income                                                  2,981              1,172              7,127              7,525
                                                          ------------       ------------       ------------       ------------

Loss before income taxes                                    (4,700,326)          (876,856)        (7,924,035)        (3,221,953)

Income taxes                                                        --             (1,049)                --             (1,049)
                                                          ------------       ------------       ------------       ------------

Loss after income taxes                                     (4,700,326)          (877,905)        (7,924,035)        (3,223,002)

Minority interest                                                   --            103,464            815,122                 --

Preferred stock dividend                                       (33,605)           (33,605)          (100,815)          (100,815)
                                                          ------------       ------------       ------------       ------------

Net loss                                                  $ (4,733,931)      $   (808,046)      $ (7,209,728)      $ (3,323,817)
                                                          ============       ============       ============       ============

Loss per common share                                     $      (0.13)      $      (0.03)      $      (0.22)      $      (0.16)

Weighted average number of  common
shares outstanding                                          35,207,431         22,154,619         33,059,937         20,608,318

See accompanying notes

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
--------------------------------------------------------------------------------

                                       Three months      Three months       Nine months       Nine months
                                              ended             ended             ended             ended
                                           June 30,          June 30,          June 30,          June 30,
                                               2000              1999              2000              1999
                                        -----------       -----------       -----------       -----------
Net loss                                $(4,733,931)      $  (808,046)      $(7,209,728)      $(3,323,817)

Other comprehensive income (loss)

      Foreign currency translation
      adjustment                           (141,739)          183,439           (57,582)          404,343
                                        -----------       -----------       -----------       -----------

Comprehensive loss                      $(4,875,670)      $  (624,607)      $(7,267,310)      $(2,919,474)
                                        ===========       ===========       ===========       ===========

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                     Nine months ended   Nine months ended
                                                         June 30, 2000       June 30, 1999
                                                     -----------------   -----------------
Cash flows from Operating Activities:
- Net loss                                                 $(7,209,728)        $(3,323,817)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation of property and equipment                       123,663              27,451
- Amortization: Goodwill                                       728,910             249,601
- Amortization: Affiliates                                       9,975              19,004
- Amortization: Intangibles                                     30,000              99,388
- Provision for irrecoverable restaurant credits               (14,027)            (43,401)
- Share of profits/losses of affiliates                        314,772              88,235
- Termination of employment contract                           959,781                  --
- Gain on termination of TM licence                           (335,097)                 --

Changes in assets and liabilities:
- Trade accounts payable                                     1,388,566            (716,322)
- Accrued liabilities                                         (280,811)           (622,044)
- Restaurant credits                                           129,180             434,600
- Prepaid expense and other current assets                          --              30,655
- Trade accounts receivable                                   (311,573)            180,663
- Deferred income                                            3,768,390             264,232
- Accrued sign-on fees                                              --            (296,500)
- Other assets                                                 270,363             (95,391)
- Non-current liabilities                                     (324,196)              7,310
- Accrued interest                                             (31,513)             47,335
- Prepaid fees                                                 304,500                  --
- Other non-current assets                                    (137,799)                 --
- Inventory                                                 (5,161,746)            (36,462)
                                                           -----------         -----------
Net cash used in operating activities                       (5,778,390)         (3,685,463)
                                                           -----------         -----------
Cash flows from investing activities:
- Purchase of NAMA                                                  --            (100,000)
- Purchase of Porkpine                                              --             (25,575)
- Purchase of property and equipment                          (429,055)             25,878
                                                           -----------         -----------
Net cash used in investing activities                         (429,055)            (99,697)
                                                           -----------         -----------
Cash flows from financing activities:
- Net proceeds received from issuance of common stock        3,604,583           3,757,000
- Due from related parties                                   4,229,377           1,126,319
- Repayment of notes payable                                (1,032,195)         (1,432,459)
- Repayment of bank line of credit                            (242,654)           (312,807)
- Loan note from related party                                      --                  --
- DBS Direct - Capital contribution by TMAP                         --             375,000
                                                           -----------         -----------
Net cash provided by financing activities                    6,559,111           3,513,053
                                                           -----------         -----------
Effect of foreign currency on cash                             (72,446)            (93,940)
                                                           -----------         -----------
Net increase/(decrease)increase in cash and
cash equivalents                                               279,220            (366,047)

Cash and cash equivalents at beginning of period               340,511             747,913
Cash acquired with acquisitions                                     --               2,728
                                                           -----------         -----------
Cash and cash equivalents at end of period                 $   619,731         $   384,594
                                                           ===========         ===========

See accompanying notes

                     TRANSMEDIA EUROPE INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

Interest and income tax cash payments during the periods presented were as follows:

                                    Nine months ended        Nine months ended
                                        June 30, 2000            June 30, 1999
                                        -------------            -------------

            Interest                         $ 23,054                $ 138,057

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

      (v) In May 2000 the Company issued 412,500 shares of Common Stock to Charles Taylor, its former Chief Operating Officer in part payment of a settlement agreement.

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

3.    Direct marketing through DBS Direct, and

4.    Travel services, through its affiliates.

History

The Company was incorporated under the laws of the State of Delaware in February 1993. On May 19, 1993 the Company acquired, pursuant to a Master License Agreement ("License Agreement") dated December 14, 1992, as amended April 12, and August 11, 1993 an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Transmedia Network, Inc. ("Network") to establish and operate a discount restaurant charge card business in clearly defined geographical areas. On April 7, 2000 the Company and Network executed a termination agreement ("Termination Agreement") pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of indebtedness (see "Recent Developments" below). The Company commenced operations as a discount restaurant charge card business in the United Kingdom in January 1994 and in France in March 1996.

The Company has worked closely with Transmedia Asia Pacific, Inc. ("TMAP") for a number of years. TMAP acquired a similar license to that of the Company to operate a discount restaurant charge card business in Asia and other Pacific Rim countries. TMAP commenced operations in Sydney, Australia in November 1994. TMAP also executed a termination agreement with Network on April 7, 2000.

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

In December 1997 the Company and TMAP acquired control of NHS Australia Pty Limited ("NHS"), through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS acquired the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. On May 14, 1998 the Company and TMAP jointly acquired Porkpine Limited ("Porkpine"). Porkpine, a company incorporated in Ireland, trades as Logan Leisure, a business which produces and sells discount shopping and service directories in Ireland. On May 22, 1998 the Company and TMAP jointly acquired, through Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings") Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TMAP jointly established Countdown USA, Inc. ("Countdown USA") to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc., a provider primarily of discounted mail order and retail pharmacy products. On November 17, 1998, Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. In November 1998 Countdown launched an Internet shopping web-site, Countdown-Arcade. Finally, on June 15, 1999 the Company and TMAP jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct") a marketer and full-service installer of DirecTV.

Recent Developments

In light of the close collaboration between the Company and TMAP since incorporation and, more particularly, in view of their joint ownership of Countdown, DBS Direct, Countdown USA, Logan Leisure, NHS, and Breakaway Travel, management of the Company and TMAP assessed the rationale for a merger of the two entities. Management believed that keeping the two companies distinct and separate is not appropriate or advantageous to shareholders and therefore on December 28, 1999 they executed a definitive merger agreement ("Merger Agreement"). Under the terms of the Merger Agreement, TMAP will issue one share of its common stock for each share of Common Stock of the Company. The merger, which is expected to be completed by December 31, 2000, is subject to a number of conditions, including shareholder approval. The Company and TMAP each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $73,000, forgiveness of a non-interest bearing promissory note in default in the sum of $750,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $83,000. Net of the carrying value of the License the Company recorded a gain of approximately $335,000 on termination of the License. The Termination Agreement provided for a transition period through June 30, 2000 during which period the Company transfered its restaurant cardholder and participating restaurant bases to a new discount-dining product bearing the name Taste Card. The Company believes that termination of the License Agreement is in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under the "Taste Card" brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company realized a material financial benefit from the Termination Agreement.

As of June 30, 2000, Transmedia Europe, Inc., had the following equity interests in its direct subsidiaries and affiliates:

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

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and nine months ended June 30, 2000 and 1999 and the changes in cash flows for the nine months ended June 30, 2000 and 1999. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(d)   Intangible assets excluding goodwill

      Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in December 1993 until terminated in April 2000.

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

(i)   Inventory

      Inventories are valued at the lower of cost or market, which approximates the first in, first out method.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

(j)   Financial instruments

      Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of June 30, 2000 and September 30, 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

(k)   Revenue recognition

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

      The average exchange rates during the three and nine months ended June 30, 2000 and 1999 and the exchange rates in effect at June 30, 2000 and September 30, 1999 were as follows:

                                                       UK Pound       Australian            Irish
                                             Sterling ((pound))           Dollar             Punt
       Average exchange rates:

       3 months ended June 30, 2000                      1.5310           0.5895           1.1850
       3 months ended June 30, 1999                      1.6067           0.6539           1.3415
       9 months ended June 30, 2000                      1.5683           0.6094           1.2184
       9 months ended June 30, 1999                      1.6455           0.6374           1.4213

       Closing exchange rate:

       June 30, 2000                                     1.5131           0.5981           1.2123
       September 30, 1999                                1.6463           0.6528           1.3513

(m)   Comprehensive income

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

(n)   Recent accounting pronouncements not yet implemented

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

Note 4 - Notes Payable

On July 2, 1998 the Company engaged in a private placement of debt securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $3,125,000 face amount, 8% promissory note ("Note") payable on January 3, 1999 and resulted in net proceeds to the Company of $2,926,588 after deduction of arrangement fees. The note was secured by a pledge of 2 million shares of the common stock of TMAP ("Security Shares") held by Edward J. Guinan III, then Chairman of the Board and Chief Executive Office of the Company. The Company failed to pay the note on the due date. The Company was in discussions with the noteholder through September 1999 to agree extensions of time to repay the Note. Through September 1999 the Company made repayments totaling $1,050,000. In November 1999 the noteholder commenced sales of the Security Shares realizing net proceeds of $2,100,230. As of the date hereof the Company has repaid the balance of the note in full together with accrued interest. The Company is currently in dispute with Mr. Guinan with respect to amounts which the Company claims Mr. Guinan owes to the Company and with respect to amounts which Mr. Guinan claims are owed to him by the Company. See Part II - Other Information, Item 1 - Legal Proceedings. As of the date hereof the Company is in negotiation with Mr. Guinan to resolve the dispute. The Company may be required to arrange replacement of the Security Shares sold by the noteholder.

Note 5 - Stockholders' Equity

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

Note 5 - Stockholders' Equity (continued)

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

On October 21, 1999 the Company commenced a private placement of shares of its common stock, par value $.00001 per share ("Common Stock") pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of Common Stock at $.80 per share resulting in net proceeds to the Company of $3,125,000. The net proceeds were applied to working capital.

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

In March 2000 the Company issued 65,000 shares of Common Stock upon exercise of a warrant, resulting in net proceeds to the Company of $65,000.

In May 2000 the Company issued 412,500 shares of Common Stock to Charles Taylor, its former Chief Operating Officer, in part payment of a settlement agreement.

See Note 8 - Subsequent Events.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6 - Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires restatement of prior periods. Assumed exercise of warrants is not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share do not differ for any period presented. The following table summarizes securities that were outstanding at June 30, 2000 and 1999 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                  June 30,           June 30,
                                                      2000               1999

          Stock options and warrants            12,935,093          4,436,343

Note 7 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services, direct marketing and e-commerce, with the latter being insignificant in the three and nine months ended June 30, 2000 and 1999. Operations of the Company's subsidiaries are conducted in Europe and the United States. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 3 - Significant accounting policies.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7 - Industry and geographic area segments (continued)

                                                        Three months       Three months        Nine months        Nine months
                                                               ended              ended              ended              ended
                                                            June 30,           June 30,           June 30,           June 30,
                                                                2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
(a)   Statement of operations

      Revenues:
      Member benefits/loyalty programs                  $  2,146,868       $  2,174,598       $  7,104,339       $  7,234,889
      Direct marketing                                     1,633,908             38,932          3,162,312             38,942
      Internet services                                       65,847                 --             65,847                 --
                                                        ------------       ------------       ------------       ------------
      Revenue for reportable segments
      and consolidated revenues                            3,846,623          2,213,530         10,332,498          7,273,831
                                                        ============       ============       ============       ============
      Operating loss:
      Member benefits/loyalty programs                      (639,467)           117,870           (366,794)          (108,808)
      Direct marketing                                    (1,393,818)           (82,331)        (3,428,045)           (82,331)
      Internet services                                     (305,604)                             (305,604)
      Corporate overhead                                  (2,118,644)          (644,156)        (3,481,014)        (2,445,104)
                                                        ------------       ------------       ------------       ------------

      Total operating loss for reportable segments        (4,457,533)          (608,617)        (7,581,457)        (2,636,243)
                                                        ------------       ------------       ------------       ------------

      Share of affiliate profits/(losses):
      Member benefits/loyalty programs                      (193,803)           (81,844)          (270,397)           (26,408)
      Travel services                                        (46,409)           (25,120)           (54,350)           (80,831)
                                                        ------------       ------------       ------------       ------------
      Total share of affiliate profits/
      (losses)                                              (240,212)          (106,964)          (324,747)          (107,239)
                                                        ------------       ------------       ------------       ------------

      Net interest expense                                    (2,581)          (161,275)           (17,831)          (478,471)
                                                        ------------       ------------       ------------       ------------
      Loss before taxation and
      minority interests                                  (4,700,326)          (876,856)        (7,924,035)        (3,221,953)
                                                        ============       ============       ============       ============
      Geographic region

      Revenues
         Europe                                            2,121,268          2,112,313          7,029,971          7,095,351
         United States of America                          1,725,355            101,217          3,302,527            178,480
                                                        ------------       ------------       ------------       ------------

                                                        $  3,846,623       $  2,213,530       $ 10,332,498       $  7,273,831
                                                        ============       ============       ============       ============
      Net loss before taxation, minority interests
      and dividends
         Europe                                            1,151,974           (667,381)        (2,726,123)        (2,841,658)
         United States of America                         (5,612,088)          (102,511)        (4,873,165)          (273,056)
         Australia                                          (240,212)          (106,964)          (324,747)          (107,239)
                                                        ------------       ------------       ------------       ------------

                                                        $ (4,700,326)      $   (876,856)      $ (7,924,035)      $ (3,221,953)
                                                        ============       ============       ============       ============

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7 - Industry and geographic area segments (continued)

                                                      As of                As of
                                                   June 30,        September 30,
                                                       2000                 1999
                                                -----------        -------------
      Long-lived assets

         Europe                                   3,657,183            3,940,570
         United States of America                 7,303,712            8,508,466
         Australia                                       --               21,269
                                                -----------          -----------

                                                $10,960,895          $12,470,305
                                                ===========          ===========
(b)   Total assets

      Member benefits/loyalty programs           13,043,647            7,682,655
      Direct marketing                            5,909,614            8,175,648
      Internet services                              29,982                   --
      Investment in affiliates                           --               21,269
                                                -----------          -----------

      Total assets                              $18,983,243          $15,879,572
                                                ===========          ===========

Note 8 - Subsequent Events

(i)   Stockholders' Equity

      In July 2000 the Company sold in a private placement 500,000 shares of Common Stock resulting in net proceeds to the Company of $1,000,000. The private placement was conducted pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. The purchaser of the shares of Common Stock received a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share. The net proceeds were applied to working capital and to part repayment of amounts previously advanced to the Company by TMAP.

      On July 21 the Company entered into an agreement with Mr. Thomas Flatley, a director of TMAP and a shareholder of the Company, whereby Mr. Flatley advanced a loan of $250,000 to the Company with conversion to common stock privileges. On August 4 2000 Mr. Flatley exercised the conversion privilege at an exercise price of $1.75 per share. Accordingly, the Company issued 142,857 shares of Common Stock in full satisfaction of the note. The exercise price of $1.75 per share was the market price on the date of conversion. Mr. Flatley received a three-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $2.00 per share. Additionally, upon conversion of the note, Mr. Flatley received a further three-year warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.75 per share. The net proceeds were used to make a part repayment to TMAP of monies previously advanced to the Company by TMAP.

                    TRANSMEDIA EUROPE, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8 - Subsequent Events (continued)

(ii)  Notes Payable

      On August 14, 2000 the Company executed in a private placement a promissory note in the principle sum of $1,000,000. The private placement was conducted pursuant to the exemption from registration afforded by
      Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. The purchaser of the promissory note received a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share. The promissory note is payable on February 14, 2001 and bears interest at a rate of 5% per annum, payable on maturity. The promissory note grants the holder the right to convert the note at any time through October 13, 2000 into shares of Common Stock at a conversion price of $1.50 per share. From October 14, 2000 through December 13, 2000 the note is convertible into shares of Common Stock at a conversion price of the lower of $1.50 or the average closing price of the Common Stock for the five trading days pre-October 13, 2000. Finally, the conversion price in the period December 14, 2000 through February 14, 2001, is the lower of $1.50 or the average closing price of the Common Stock for the five trading days pre-December 13, 2000. Net proceeds were applied to working capital and to part repayment of amounts previously advanced to the Company by TMAP.

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

In light of the close collaboration between the Company and TMAP in recent years and, more particularly, in view of the joint ownership of Countdown, Countdown USA, DBS Direct, NHS, Logan Leisure and Breakaway Travel, management of the Company and TMAP have executed a Merger Agreement, subject to shareholder approval. Post completion of the merger the Company aims to become a leading global provider of customized loyalty programs and services to corporations worldwide, providing superior "business-to-consumer" solutions for businesses. The Company's objective is to package online commerce and Internet content with traditional offline commerce into a web-based and real world affinity solution for corporations and associations. For members, online offerings will include Internet access (free in some jurisdictions), a customized multi-media portal, targeted e-commerce and global directory services. The Company's (including its affiliates) offline content is currently available in 28 countries and includes a wide range of products and services such as discount shopping, discount dining, travel and telephone helpline services.

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

In the United States the Company intends to aggressively develop its Countdown USA and DBS Direct businesses through cross marketing and strategic partnerships. The Company is actively recruiting senior executives to be based in the United States to support the development and expansion of Countdown USA and DBS Direct. This strengthening of the Company's United States based management team will also help to facilitate the expansion of its e-commerce and other Internet services in the United States marketplace.

Results of Operations

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License in return for forgiveness of debt, accrued interest and past due royalty payments under the License, a total of approximately $1,156,000. Net of the carrying value of the License, the Company recorded a gain on termination in the quarter ended June 30 2000 of approximately $335,000. Upon termination of the license, the Company launched a new dining product, the Taste Card. The taste card program currently operates in a similar manner to the restaurant charge card program it replaced. However, the Company intends to expand the scope and appeal of the program. The Taste Card program incorporates a transactional card with a complete restaurant listing online through a new website, www.tastecard.com. The addition of the web-based system provides several advantages including:

      o superior customer service, with the ability for members to access and track savings at any time;
      o inexpensive promotion of Taste Card program online through affiliate programs with existing retailers;
      o     improved restaurant promotion to a broader audience;
      o     superior customer profiling;
      o     incremental advertising and e-commerce revenue; and
      o     reduced mailing costs.

Additional interactivity and content will be added to the program over the coming months, including online reservations, wireless applications and reviews.

Three Months ended June 30, 2000 compared to Three Months ended June 30, 1999

The Company generated revenues of $3,846,623 (1999: $2,213,530) in the three months ended June 30, 2000, an increase of $1,633,093 or 73.8% over the corresponding period in 1999. The Company's member benefit/loyalty marketing businesses recorded a 1.3% decline in revenues over the corresponding period in 1999. Countdown and Logan Leisure recorded increases of $43,510 and $77,969 respectively which were offset by year on year decreases in the restaurant card business ($131,930) and Countdown USA ($17,269). The decline in revenues in the UK restaurant card business was in part due to the business not being promoted in the period pre-termination of the Transmedia License. Such decreases were off-set by revenue increases at DBS Direct ($1,594,966) which was acquired in June 1999 and Internet services $65,847 (1999: $0).

Cost of revenues totaled $1,847,421 (1999: $1,148,519) for the three months ended June 30, 2000, generating a gross profit percentage of 52.0% (1999:
48.1%). The increase in gross profit percentage reflects a strong margin performance at DBS Direct in particular. The Company's member benefits/loyalty marketing operations improved gross profit in the three months ended June 30, 2000 to 50.6% as compared to 48.7% in the corresponding period in 1999.

Selling, general and administrative expenses totaled $6,456,735 (1999:
$1,673,628) for the three months ended June 30, 2000, an increase of $4,783,107 over the corresponding period in 1999. Excluding the impact of DBS Direct ($1,625,563), which was acquired in June 1999, selling general and administrative expenses increased by $3,157,544 in the three months ended June 30, 2000 as compared to the corresponding period in 1999. Selling, general and administrative expenses of the Company's member benefit/loyalty marketing operations increased by $582,695 in the quarter ended June 30, 2000 primarily due to higher payroll costs ($307,078) and the cost of re-branding and re-launching the Company's restaurant card business post termination of the Transmedia License of approximately $260,000. General administrative expenses of the Company's Internet services division totalled $371,451. Head office expenses increased by $2,203,398 as compared to the corresponding period in 1999. Head office expenses in the quarter ended June 30, 2000 included a gain of $335,097 on termination of the Transmedia License, employment termination costs of $1,100,781, investment banker fees in the sum of $101,500 and amortization of goodwill arising on the acquisition of DBS Direct of $168,717 and costs associated with the proposed merger of the Company and TMAP of approximately $258,946. Excluding the impact of these year on year exceptional items, head office costs increased by $908,551. Significant year on year increases in head office costs were incurred primarily payroll ($163,410), property costs ($135,478), corporate branding and marketing ($63,059), legal fees ($219,387) and audit and accounting ($114,023). The increase in property costs resulted from a rent increase at the Company's head office and the increase in professional fees reflected the cost of the Company bringing its regulatory reporting current during the quarter ended June 30, 2000. The Company also incurred a significant increase in consulting fees ($173,064) in the quarter ended June 30, 2000 to assist in strategic planning and to supplement in-house resource. Additionally, in the corresponding period in 1999 the Company recorded a loss on foreign currency translation of $87,965.

The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(193,803) and $(46,409) respectively for the three months ended June 30, 2000 (1999: $(72,307) and $(34,657)).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Results of Operations

Nine Months ended June 30, 2000 compared to Nine Months ended June 30, 1999

The Company generated revenues of $10,332,498 (1999: $7,273,831) in the nine months ended June 30, 2000, an increase of $3,058,667 or 42.1% over the corresponding period in 1999. The Company's member benefit/loyalty marketing businesses recorded a 1.8% decline in revenues as compared to the corresponding period in 1999. Countdown, Countdown USA and Logan Leisure recorded increases of $88,251, $677 and $169,966 respectively which were offset by a year on year decrease in the restaurant card business $357,099 and the impact of Transmedia France, which ceased operations in December 1998, which accounted for a $32,334 decrease in revenues year on year. DBS Direct, which was acquired in June 1999, generated revenues of $3,162,312 in the nine months ended June 30, 2000 (1999:
$38,942).

Cost of revenues totaled $5,476,050 (1999: $4,221,834) for the nine months ended June 30, 2000, generating a gross profit percentage of 47.0% (1999: 42.0%). The Company's member benefit/loyalty marketing operations improved gross profit in the nine months ended June 30, 2000 as compared to the corresponding period in 1999 from 41.8% to 49.2%. DBS Direct achieved a gross profit of 41.0%.

Selling, general and administrative expenses totaled $12,437,905 (1999:
$5,688,240) for the nine months ended June 30, 2000, an increase of $6,749,665 over the corresponding period in 1999. Excluding the impact of DBS Direct ($4,109,339), which was acquired in June 1999, and Transmedia France ($273,904), which ceased operations in December 1998, selling general and administrative expenses increased by $2,914,230 in the nine months ended June 30, 2000 as compared to the corresponding period in 1999. Selling, general and administrative expenses of the Company's member benefits/loyalty marketing operations increased year on year by $688,998 in the nine months ended June 30, 2000 primarily due to higher payroll costs ($493,278) and the cost of re-branding and re-launching the Company's restaurant card business post termination of the Transmedia License of approximately $260,000, net of lower professional fees $126,198. General administrative expenses of the Company's Internet services division totalled $371,451. Head Office expenses in the nine months ended June 30, 2000 increased by $1,853,781 as compared to the corresponding period in 1999. Head office expenses in the nine months ended June 30, 2000 included non-cash employment termination costs $959,781, investment banker fees $304,500, amortization of goodwill arising on the acquisition of DBS Direct of $506,151 and other employment termination costs of $300,000. Additionally, the Company recorded a gain on termination of the Transmedia License of $335,097 and incurred expenses of approximately $258,946 with respect to the proposed merger with TMAP. Excluding the impact of these year on year exceptional items, head office costs decreased by approximately $140,500. As reported above, the Company incurred significant additional expense in the quarter ended June 30, 2000 particularly in the areas of payroll, property and professional fees. As a result, the Company has incurred year on year increases in a number of expense categories in the nine months ended June 30, 2000, primarily legal fees ($213,956), audit and accounting ($158,707) and other professional fees ($50,819). Such year on year increases have been offset by the impact of non-recurring costs incurred in the corresponding period in 1999, including office relocation costs $93,280 and costs associated with the liquidation of Countdown France $152,273. Additionally, in the corresponding period in 1999 the Company recorded foreign exchange translation losses of $341,038.


The Company's share of profits/(losses) of its affiliates Transmedia Australia and Transmedia Holdings, including amortization of underlying goodwill, were $(270,397) and $(54,350) respectively for the nine months ended June 30, 2000 (1999: $(38,264)and $(68,975)).

The minority interest in the Company comprises TMAP's interest in Countdown, Porkpine, Countdown USA and DBS Direct.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                      Nine Months Ended
                                                      -----------------

                                            June 30, 2000         June 30, 1999

Cash used in
Operating Activities                          $(5,778,390)          $(3,685,463)

Cash used in
Investing activities                             (429,055)              (99,697)

Cash provided by financing
Activities                                      6,559,111             3,513,053

The Company recorded a net loss of $7,209,728 for the nine months ended June 30, 2000. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $892,548, the Company's share of losses of affiliates of $314,772, gain on termination of the Transmedia License $(335,097), a release of provision for irrecoverable restaurant credits of $14,027 and the issuance of shares in connection with the termination of employment contracts $959,781 resulted in funds used in operating activities totaling $5,778,390, net of working capital movements.

Net cash used in investing activities of $429,055 comprised the Company's investment in fixed assets in the nine months ended June 30, 2000. In the corresponding period in 1999, net cash used in investing activities comprised the cash element of the Company's investment in its subsidiaries Porkpine ($25,575) and NAMA ($100,000) and proceeds from the sale of fixed assets of $25,878.

To meet its cash requirements during the nine months ended June 30, 2000, the Company sold in aggregate 4,531,250 shares of its Common Stock in equity private placements, resulting in net proceeds to the Company of $3,531,250. The exercise of Common Stock warrants by the holders resulted in net proceeds to the Company of $73,333. Additionally, the Company received $4,229,377 from TMAP by way of repayment of prior cash advances to TMAP and advances from TMAP to the Company and the Company's subsidiaries. Other significant financing activities during the nine months ended June 30, 2000 comprised the net repayment of short-term notes payable ($1,032,195) and a credit line repayment of $242,654.

Subsequent to June 30, 2000 the Company sold 500,000 shares of its Common Stock in an equity private placement, resulting in net proceeds to the Company of $1,000,000. Additionally, the Company raised $1,250,000 through the private placement of debt securities. See Note 8 to the unaudited consolidated financial statements. Of such debt securities, the holder of a $250,000 promissory note converted such note to equity at a conversion price of $1.75 per share, resulting in the issuance of 142,857 shares of Common Stock in August 2000.

The Company will require further capital infusions in order to meet the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management is confident that sufficient funds will be available to the Company to operate in the foreseeable future. However, there can be no assurance given that the Company will be able to obtain such funding. In addition, there can be no assurance as to the acceptability of the terms of any future financing.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three, six and nine months ended June 30, 2000, a situation which is expected to continue for the foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

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

On September 29, 1999 NAMA of Texas filed a civil action against the Company, TMAP and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TMAP through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TMAP and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defenses against such claims. The Company, TMAP and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The Federal Court ordered an initial pre-trial conference for May 18, 2000. At the pre-trial conference the Judge dismissed the case against the Company and TME with the condition that should Countdown USA ultimately lose the case and is not capable of paying any judgment against it, then the Company and TME could be enjoined again. As of the date hereof, the proceeding is at deposition stage.

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

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and shareholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of Countdown acquisition purchase consideration. The loan, which was bearing interest at 12% per annum and was collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr. Vittoria. On November 1, 1999, Mr. Vittoria agreed to convert the principal of the loan, together with accrued interest in the sum of $308,804, to shares of Common Stock at a price of $0.80 per share. Accordingly, the Company issued 1,636,005 shares of Common Stock in full satisfaction of the principal of the loan and accrued interest.

On October 25, 1999, Mr. M. Chambrello, then Chief Executive Officer of the Company, advanced a short-term loan to the Company in the sum of $100,000. The loan was used to meet the short term cash needs of the Company. On November 1, 1999 Mr. Chambrello agreed to convert the loan into shares of Common Stock at $0.80 per share. Accordingly, the Company issued 125,000 shares of Common Stock to Mr. Chambrello.

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

In March 2000 the Company issued 65,000 shares of Common Stock upon exercise of a warrant, resulting in net proceeds to the Company of $65,000. The net proceeds were applied to working capital.

In May 2000 the Company issued 412,500 shares of Common Stock to Charles Taylor, its former Chief Executive Officer, in part payment of a settlement agreement.

In July 2000 the Company sold in a private placement 500,000 shares of Common Stock resulting in net proceeds to the Company of $1,000,000. The private placement was conducted pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended and regulation D promulgated thereunder. The purchaser of the shares of Common Stock received a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share. The net proceeds were applied to working capital and to part repayment of amounts previously advanced to the Company by TMAP.

On July 21 the Company entered into an agreement with Mr. Thomas Flatley, a director of TMAP and a shareholder of the Company, whereby Mr. Flatley advanced a loan of $250,000 to the Company with conversion to Common Stock privileges. On August 4, 2000 Mr. Flatley exercised the conversion privilege at an exercise price of $1.75 per share. Accordingly, the Company issued 142,857 shares of Common Stock in full satisfaction of the note. The exercise price of $1.75 per share was the market price on the date of conversion. Mr. Flatley received a three-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $2.00 per share. Additionally, upon conversion of the note, Mr. Flatley received a further three-year warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.75 per share. The net proceeds were used to make a part repayment to TMAP of monies previously advanced to the Company by TMAP.

On August 14, 2000 the Company executed in a private placement a promissory note in the principle sum of $1,000,000. The private placement was conducted pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. The purchaser of the promissory note received a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share. The promissory note is payable on February 14, 2001 and bears interest at a rate of 5% per annum, payable on maturity. The promissory note grants the holder the right to convert the note at any time through October 13, 2000 into shares of Common Stock at a conversion price of $1.50 per share. From October 14, 2000 through December 13, 2000 the note is convertible into shares of Common Stock at a conversion price of the lower of $1.50 or the average closing price of the Common Stock for the five trading days pre-October 13, 2000. Finally, the conversion price in the period December 14, 2000 through February 14, 2001, is the lower of $1.50 or the average closing price of the Common Stock for the five trading days pre-December 13, 2000. Net proceeds were applied to working capital and to part repayment of amounts previously advanced to the Company by TMAP.

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA EUROPE, INC.


By: /S/ Grant White
-------------------------------
Chief Executive Officer